Form 10QSB
period 2000-10-31
GENTRY RESOURCES INC
filed 2001-02-08
CIK 1076478

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  October  31,  2000
                                    ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                 to
                                   ---------------

Commission  File  No.   000-29919
                    -------------

                             GENTRY RESOURCES, INC.

        (Exact name of small business issuer as specified in its charter)

                 Nevada                                  76-0594911
   -----------------------------------                --------------------
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

Gentry  Resources,  Inc.
(A  Development  Stage  Company)


                                            INDEX

PART  I  -  Financial  Information                                                      Page

Item  1.     Financial  statements                                                         2
--------     ---------------------

Balance Sheets as of October 31, 2000 (unaudited) and April 30, 2000 (audited)             2

Statements of Operations for the three months and six months ended
          October 31, 2000 and 1999 (unaudited)                                            3

Statements of Cash Flows for the six months ended October 31, 2000 and 1999 (unaudited)    4

Notes to the financial statements                                                        5-6

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition                                             7-9
          ----------------------------------

Signatures                                                                                10

Gentry  Resources,  Inc.
(A  Development Stage Company)
Balance  Sheet


                                                                October 31,   April 30,
                                                                   2000          2000
                                                                    $              $
                                                                (unaudited)   (audited)

                                  Assets

License (Note 3)                                                          -           -
                                                               =============  ==========


                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts payable and accrued liabilities                                -           -
                                                               -------------  ----------


Contingent Liability (Note 1)

Stockholders' Equity

Common Stock, 10,000,000 shares authorized with a par value
  of $.001; 2,500,000 shares issued and outstanding                   2,500       2,500

Additional paid in capital                                               87          87
                                                               -------------  ----------

                                                                      2,587       2,587
Deficit Accumulated During the Development Stage                     (2,587)     (2,587)
                                                               -------------  ----------

                                                                          -           -
                                                               -------------  ----------

                                                                          -           -
                                                               =============  ==========

Gentry  Resources,  Inc.
(A  Development  Stage  Company)
Statement  of  Operations


                                From July 17, 1998    Three Months              Six Months
                                (Date of Inception)      Ended                    Ended
                                   to October 31,     October 31,              October  31,
                                    (unaudited)       (unaudited)              (unaudited)
                                       2000         2000        1999         2000        1999
                                        $           $            $           $             $

Revenues                                     -            -           -            -          -
                                    -----------  ----------  -----------  ----------  ----------

Expenses

  Amortization of license                1,500            -         500            -      1,000
  License written-off                      500            -           -            -          -
  Organization expenses                    587            -           -            -          -
                                    -----------  ----------  -----------  ----------  ----------

                                         2,587            -         500            -      1,000
                                    -----------  ----------  -----------  ----------  ----------

Net Loss                                (2,587)           -        (500)           -     (1,000)
                                    ===========  ==========  ===========  ==========  ==========

Loss Per Share                           (.001)           -       (.001)           -      (.001)
                                    ===========  ==========  ===========  ==========  ==========

Weighted Average Number of Shares    2,500,000    2,500,000   2,500,000    2,500,000  2,500,000
                                    ===========  ==========  ===========  ==========  ==========

Gentry  Resources,  Inc.
(A  Development  Stage  Company)
Statement  of  Cash  Flows



                                                Six Months Ended
                                                  October  31,
                                                  (unaudited)
                                                 2000    1999
                                                  $       $
Cash Flows to Operating Activities
  Net loss                                           -  (1,000)

  Non-cash items
    Amortization of license                          -   1,000
    License written-off                              -       -
                                                 -----  -------

Net Cash Used by Operating Activities                -       -
                                                 -----  -------

Cash Flows from Financing Activities
  Increase in shares issued                          -       -
                                                 -----  -------

Net Cash Provided by Financing Activities            -       -
                                                 -----  -------

Change in cash                                       -       -

Cash - beginning of period                           -       -
                                                 -----  -------

Cash - end of period                                 -       -
                                                 =====  =======

Non-Cash Financing Activities

  A total of 2,000,000 shares were issued at
  a fair market value of $0.001 per share for
  the acquisition of a License (Note 3)              -       -

  Organization costs paid for by a director
  for no consideration treated as additional
  paid in capital                                    -       -
                                                 -----  -------

                                                     -       -
                                                 =====  =======

Supplemental Disclosures
  Interest paid                                      -       -
  Income tax paid                                    -       -

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


RESULTS  OF  OPERATIONS

During the period from July 17, 1998 (inception) through October 31, 2000, the Company has engaged in no significant operations other than organizational activities.

The Company anticipates that, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of an acquired business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of October 31, 2000 reflects current assets of $0.

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


Dated:  February 8, 2001         GENTRY  RESOURCES,  INC.

                                 By:  /S/  Michael  Kirsh
                                      --------------------------------------
                                      Michael  Kirsh,  President, Secretary,
                                      Treasurer  and  Director