Form 10QSB
period 2001-01-31
GENTRY RESOURCES INC
filed 2001-02-08
CIK 1076478

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  January  31,  2001
                                    ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                   to
                                   -----------------

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

Gentry  Resources,  Inc.
(A Development Stage Company)


                                             INDEX


PART I - Financial Information                                                            Page
Item 1.   Financial statements                                                               2
-------   --------------------

Balance Sheets as of January 31, 2001 (unaudited) and April 30, 2000 (audited)               2

Statements of Operations for the three months and nine months ended
     January 31, 2001 and 2000 (unaudited)                                                   3

Statements of Cash Flows for the nine months ended January 31, 2001 and 2000 (unaudited)     4

Notes to the financial statements                                                          5-6

Item 2.   Management's Discussion and Analysis of Results of
-------   --------------------------------------------------
          Operations and Financial Condition                                               7-9
          ----------------------------------

Signatures                                                                                  10

Gentry  Resources,  Inc.
(A  Development  Stage  Company)
Balance  Sheet


                                                            January 31,  April  30,
                                                               2000         2001
                                                                 $           $
                                                            (unaudited)  (audited)
                                       Assets
License (Note 3)                                                     -          -
                                                              =========  =========


                          Liabilities and Stockholders' Equity
Current Liabilities

   Accounts payable and accrued liabilities                          -          -
                                                              ---------  ---------


Contingent Liability (Note 1)

Stockholders' Equity

Common Stock, 10,000,000 shares authorized with a par value
  of $.001; 2,500,000 shares issued and outstanding              2,500      2,500

Additional paid in capital                                          87         87
                                                              ---------  ---------

                                                                 2,587      2,587
Deficit Accumulated During the Development Stage                (2,587)    (2,587)
                                                              ---------  ---------

                                                                     -          -
                                                              ---------  ---------

                                                                     -          -
                                                              =========  =========

Gentry  Resources,  Inc.
(A  Development  Stage  Company)
Statement  of  Operations


                                 From July 17, 1998    Three Months            Nine  Months
                                (Date of Inception)       Ended                   Ended
                                   to January 31,      January  31,            January  31,
                                    (unaudited)        (unaudited)             (unaudited)
                                       2001         2001        2000         2001        2000
                                        $            $           $            $
Revenues                                     -            -           -            -          -
                                    -----------  ----------  -----------  ----------  ----------

Expenses
    Amortization of license              1,500            -         500            -      1,500
    License written-off                    500            -         500            -        500
    Organization expenses                  587            -           -            -          -
                                    -----------  ----------  -----------  ----------  ----------

                                         2,587            -       1,000            -      2,000
                                    -----------  ----------  -----------  ----------  ----------

Net Loss                                (2,587)           -      (1,000)           -     (2,000)
                                    ===========  ==========  ===========  ==========  ==========

Loss Per Share                           (.001)           -       (.001)           -      (.001)
                                    ===========  ==========  ===========  ==========  ==========

Weighted Average Number of Shares    2,500,000    2,500,000   2,500,000    2,500,000  2,500,000
                                    ===========  ==========  ===========  ==========  ==========

Gentry  Resources,  Inc.
(A  Development  Stage  Company)
Statement  of  Cash  Flows



                                               Nine Months Ended
                                                 January  31,
                                                 (unaudited)
                                                 2001    2000
                                                  $       $
Cash Flows to Operating Activities
  Net loss                                            -  (2,000)

  Non-cash items
    Amortization of license                          -    1,500
    License written-off                              -      500
                                                 ------  -------

Net Cash Used by Operating Activities                -        -
                                                 ------  -------

Cash Flows from Financing Activities
  Increase in shares issued                          -        -
                                                 ------  -------

Net Cash Provided by Financing Activities            -        -
                                                 ------  -------

Change in cash                                       -        -
Cash - beginning of period                           -        -
                                                 ------  -------

Cash - end of period                                 -        -
                                                 ======  =======

Non-Cash Financing Activities
    A total of 2,000,000 shares were issued at
    a fair market value of $0.001 per share for
    the acquisition of a License (Note 3)            -        -

    Organization costs paid for by a director
    for no consideration treated as additional
    paid in capital                                  -        -
                                                 ------  -------

                                                     -        -
                                                 ======  =======

Supplemental Disclosures

  Interest paid                                      -        -
  Income tax paid                                    -        -

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


RESULTS  OF  OPERATIONS

During the period from July 17, 1998 (inception) through January 31, 2001, the Company has engaged in no significant operations other than organizational activities.

The Company anticipates that, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of an acquired business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of January 31, 2001 reflects current assets of $0.

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