Form 10QSB
period 2001-07-31
GENTRY RESOURCES INC
filed 2001-11-16
CIK 1076478

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  July 31, 2001
                                    -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                   to
                                  ------------------

Commission  File  No.   000-29919
                      -----------

                             GENTRY RESOURCES, INC.

        (Exact name of small business issuer as specified in its charter)

            Nevada                                      76-0594911
-----------------------------------                ---------------------
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

                                 YES   X     NO
                                      ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 5, 2001 - 2,500,000 shares of common stock, par value $0.001.

Transitional  Small  Business  Disclosure  Format (Check One): Yes [ ] No [X].

Gentry  Resources,  Inc.
(A  Development  Stage  Company)


                                      INDEX

PART  I  -  Financial  Information     Page

Item  1.  Interim  Financial  Statements
--------  ------------------------------

          Balance Sheets as of July 31, 2001 (unaudited) and April 30, 2001
          (audited)   F-1

          Statements of Operations for the three months ended July 31, 2001 and
          2000 (unaudited)   F-2

          Statements of Cash Flows for the three months ended July 31, 2001 and
          2000 (unaudited)   F-3

          Notes to the financial statements (unaudited)   F-4

Item  2.  Management's Discussion and Analysis of Results of
--------  --------------------------------------------------
          Operations and Financial Condition   F-6
          ----------------------------------

Signatures     F-9

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements
-------------------------------

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                             Gentry Resources, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                  July 31, 2001
                                   (Unaudited)

Gentry  Resources,  Inc.
(A  Development  Stage  Company)
Interim  Balance  Sheets



                                                                July 31,   April 30,
                                                                  2001        2001
                                                              (unaudited)  (audited)
                                                                   $           $
Assets

License (Note 3)                                                       -           -
                                                              ----------  -----------
Total Assets                                                           -           -
                                                              ==========  ===========


Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                 3,550       3,127
  Accrued liabilities                                              1,000         650
  Owing to a director (Note 4)                                     2,200       2,200
                                                              ----------  -----------

Total Liabilities                                                  6,750       5,977
                                                              ----------  -----------


Contingent Liability (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 10,000,000 shares authorized with a par value
  of $.001; 2,500,000 shares issued and outstanding                2,500       2,500

Additional Paid-in Capital                                            87          87
Donated Capital                                                   11,250       9,000
                                                              ----------  -----------



       (The accompanying notes are an integral part of the interim financial statements)

                                                                  13,837      11,587
Deficit Accumulated During the Development Stage                 (20,587)    (17,564)
                                                              ----------  -----------

Total Stockholders' Equity (Deficit)                              (6,750)     (5,977)
                                                              ----------  -----------

Total Liabilities and Stockholders' Equity                             -           -
                                                              ==========  ===========

       (The accompanying notes are an integral part of the interim financial statements)

Gentry  Resources,  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Operations



                                       Accumulated from
                                        July 17, 1998       Three months     Three months
                                     (Date of Inception)        ended            ended
                                       to July 31, 2001     July 31, 2001    July 31, 2000
                                         (unaudited)         (unaudited)      (unaudited)
                                              $                   $                $
Revenues                                               -                -                 -
                                      ------------------  ---------------  ----------------

Expenses
    Accounting and audit                           3,200              350                 -
    Amortization of license                        1,500                -                 -
    Donated overhead                               3,750              750                 -
    Donated services                               7,500            1,500                 -
    Legal                                          3,550              423                 -
    License written-off                              500                -                 -
    Organization expenses                            587                -                 -
                                      ------------------  ---------------  ----------------

                                                  20,587            3,023                 -
                                      ------------------  ---------------  ----------------

Net Loss                                        (20,587)          (3,023)                 -
                                      ==================  ===============  ================

Basic Net Loss Per Share                                           (0.01)                 -
                                                          ===============  ================

Weighted Average Shares Outstanding                            2,500,000                  -
                                                          ===============  ================

       (The accompanying notes are an integral part of the interim financial statements)

Gentry  Resources,  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Cash  Flows



                                               Three months     Three months
                                                   ended            ended
                                               July 31, 2001    July 31, 2000
                                                (unaudited)      (unaudited)
                                                     $                $
Cash Flows to Operating Activities
  Net loss                                            (3,023)                -

  Non cash items
    Donated services                                   1,500                 -
    Donated overhead                                     750                 -

  Change in non-cash working capital items

    Accounts payable and accrued liabilities             773                 -
                                                ------------  ----------------
Net Cash Used by Operating Activities                      -                 -
                                                ------------  ----------------

Cash Flows from Financing Activities
  Increase in shares issued                                -                 -
                                                ------------  ----------------

Net Cash Provided by Financing Activities                  -                 -
                                                ------------  ----------------

Change in cash                                             -                 -

Cash - beginning of period                                 -                 -
                                                ------------  ----------------

Cash - end of period                                       -                 -

                                                ============  ================

Non-Cash Financing Activities                              -                 -
                                                ------------  ----------------



       (The accompanying notes are an integral part of the interim financial statements)

                                                           -                 -
                                                ============  ================

Supplemental Disclosures
  Interest paid                                            -                 -
  Income tax paid                                          -                 -

       (The accompanying notes are an integral part of the interim financial statements)

Gentry  Resources,  Inc.
(A  Development  Stage  Company)
Notes to the Interim Financial Statements
(unaudited)


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

       (The accompanying notes are an integral part of the interim financial statements)

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

2.        Summary of Significant Accounting Policies (continued)

     (f)  Interim Financial Statements

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

Item  2.  Management's  Discussion  And  Analysis  or  Plan  of  Operations
---------------------------------------------------------------------------

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

RESULTS  OF  OPERATIONS

During the period from July 17, 1998 (inception) through July 31, 2001, the Company has engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the SEC. The Company has also received the benefit of donated services from the sole director and President of the Company valued at $500 per month and donated rent and overhead valued at $200 per month.

The Company anticipates that, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of an acquired business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of July 31, 2001 reflects current assets of $nil.

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


Dated:  November 5, 2001                   GENTRY  RESOURCES,  INC.

                                           By:  /s/  Michael Kirsh
                                           -------------------------------------
                                           Michael Kirsh, President, Secretary,
                                           Treasurer and Director