Form 10QSB
period 2001-10-31
GENTRY RESOURCES INC
filed 2003-03-04
CIK 1076478

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For the quarterly period ended October 31, 2001

[ ]   TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No.  000-29919

                             GENTRY RESOURCES, INC.
        (Exact name of small business issuer as specified in its charter)

                Nevada                                    76-0594911
    (State or other jurisdiction of                    (I.R.S.  Employer
     incorporation or organization)                   Identification  No.)

               5076 Angus Drive, Vancouver, BC   Canada   V6M 3M5
                    (Address of principal executive offices)

                                 (604) 269-9881
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   | |                  NO     |X|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 3, 2003, there were 2,500,000 shares of common stock, par value $0.001 were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]   No [X]

                                     Part I
                              FINANCIAL INFORMATION

Item 1.          Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                             Gentry Resources, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                October 31, 2001
                                   (Unaudited)

Gentry Resources, Inc.
(A Development Stage Company)
Interim Balance Sheets
(expressed in U.S. dollars)


                                                                   October 31,   April 30,
                                                                         2001         2001
                                                                            $
                                                                   (unaudited)   (audited)
ASSET

License (Note 3)                                                             -           -
-------------------------------------------------------------------------------------------
Total Asset                                                                  -           -
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                                       3,550       3,127
  Accrued liabilities                                                    1,000         650
  Owing to a director (Note 4)                                           3,200       2,200
-------------------------------------------------------------------------------------------
Total Liabilities                                                        7,750       5,977
-------------------------------------------------------------------------------------------
Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 10,000,000 shares authorized with a par value of
$.001; 2,500,000 shares issued and outstanding                           2,500       2,500

Additional Paid-in Capital                                                  87          87

Donated Capital                                                         13,500       9,000
-------------------------------------------------------------------------------------------
                                                                        16,087      11,587

Deficit Accumulated During the Development Stage                       (23,837)    (17,564)
-------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                             (7,750)     (5,977)
-------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                   -           -
===========================================================================================


                                       F-1
       (The accompanying notes are an integral part of the interim financial statements)

Gentry Resources, Inc.
(A Development Stage Company)
Interim Statements of Operations
(unaudited)


                                       Accumulated from
                                          July 17, 1998
                                     (Date of Inception)       Three months ended         Six months ended
                                          to October 31,               October 31,             October 31,
                                                   2001         2001         2000         2001        2000
                                                      $            $            $            $           $
Revenue                                               -            -            -            -           -
----------------------------------------------------------------------------------------------------------

Expenses

  Accounting and audit                            4,200        1,000            -        1,350           -
  Amortization of license                         1,500            -            -            -           -
  Donated overhead                                4,500          750            -        1,500           -
  Donated services                                9,000        1,500            -        3,000           -
  Legal                                           3,550          423            -          423           -
  License written-off                               500            -            -            -           -
  Organization expenses                             587            -            -            -           -
----------------------------------------------------------------------------------------------------------
Total expenses                                   23,837        3,673            -        6,273           -
----------------------------------------------------------------------------------------------------------
Net loss                                        (23,837)      (3,673)           -       (6,273)          -
==========================================================================================================
Basic Net Loss Per Share                                       (0.01)           -        (0.01)          -
==========================================================================================================
Weighted Average Shares Outstanding                        2,500,000    2,500,000    2,500,000   2,500,000
==========================================================================================================


                                       F-2
       (The accompanying notes are an integral part of the interim financial statements)

Gentry Resources, Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(unaudited)


                                                  Six months ended
                                                       October 31,
                                                  2001        2000
                                                     $           $
Cash Flows to Operating Activities

  Net loss                                      (6,273)          -

  Non-cash items

    Donated services                             3,000           -
    Donated overhead                             1,500           -

  Change in non-cash working capital items

    Accounts payable and accrued liabilities       773           -
    Due to a director                            1,000           -
------------------------------------------------------------------
Net Cash Used by Operating Activities                -           -
------------------------------------------------------------------
Cash Flows From Financing Activities

  Increase in shares issued                          -           -
------------------------------------------------------------------
Net Cash Provided by Financing Activities            -           -
------------------------------------------------------------------
Change in Cash                                       -           -

Cash - Beginning of Period                           -           -
------------------------------------------------------------------
Cash - End of Period                                 -           -
==================================================================

Supplemental Disclosures

  Interest paid                                      -           -
  Income tax paid                                    -           -


                                       F-3
       (The accompanying notes are an integral part of the interim financial statements)

Gentry Resources, Inc.
A Development Stage Company)
Notes to the Interim Financial Statements
October 31, 2001
(unaudited)



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

     Item 2.        Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis of Gentry Resources' financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in the Exchange Act. All statements that are included in this report, other than statements of historical fact, are forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, general business conditions.

     OVERVIEW

Gentry Resources is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination.

Gentry Resources remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, Gentry Resource's balance sheet as of October 31, 2001, reflects total assets of nil.

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

The Company has, and will continue to have, no capital with which to provide cash or other assets to the owners of business entities. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company.

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

Management of the any acquired business, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target company, as the Company has limited cash assets with which to pay such obligation.

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such pre-existing agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

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

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under the Internal Revenue Code.

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

The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of a Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on 10-KSB. If such audited financial statements are not available for filing with the applicable Form 8-K or Form 10-KSB, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

     PLAN  OF  OPERATION

During the period from July 17, 1998 through October 31, 2001, Gentry Resources has engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No revenues were received by Gentry Resources during this period.

The Company is a "blank check" company. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan. The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. For this reason, management advises that any potential investor who has an interest in the Company should consult their own counsel to determine whether the state within which that investor resides prohibits the purchase of shares of the Company in that jurisdiction.

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

The Company filed an Exchange Act registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. Management believes that a reporting company under the Exchange Act could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing the Form 10-SB in the past, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to file these periodic reports under the Exchange Act.

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

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, take advantage of a business opportunity or acquire property that will be of material value to the Company.

There is always a possibility that the Company may acquire or merge with a business or company in which the Company's promoters, management, affiliates or associates directly or indirectly have an ownership interest. There is no formal existing corporate policy regarding such transactions, however, in such an event, the Company will disclose any conflict of interest to its directors and shareholders for purposes of determining whether to acquire or merge with such a business. Management does not foresee or is aware of any circumstances under which this policy may be changed.

The Company will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a business combination candidate. Management of the Company will seek combination candidates in the United States and other countries through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for the Company's shareholders.

The Company at this time does not foresee generating any substantial revenue or income over the next 12 months. The Company's main purpose and goal is to locate and consummate a merger or acquisition with a private entity. The Company's directors will be compensated with stock of any surviving Company subsequent to a merger or acquisition with a private entity in an amount that has not been determined at this time.

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

The Company will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, the Company is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. The Company believes that management members or shareholders will loan funds to the Company as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to the Company, and it is not certain they will always want to do so or be financially able to do so. The Company s shareholders and management members who advance money to the Company to cover operating expenses will expect to be reimbursed, either by the Company or by the company acquired, prior to or at the time of completing a combination. The Company has no intention of borrowing money to reimburse or pay salaries to any Company officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of the Company to raise capital, although sales of securities may be necessary to obtain needed funds. The Company's current management and its counsel have agreed to continue their services to the Company and to accrue the debt owed by the Company for services and expenses and they expect payment reimbursement only and not traditional compensation.

Should existing management or shareholders refuse to advance needed funds, however, the Company would be forced to turn to outside parties to either loan money to the Company or buy the Company securities. There is no assurance whatever that the Company will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to the Company, including among others:

     (1) failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in deregistration or suspension of trading in the Company's stock and could result in fines and penalties to the Company;

     (2) curtailing or eliminating the Company's ability to locate and perform suitable investigations of potential acquisitions; or

     (3) inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

The Company hopes to require potential candidate companies to deposit non-refundable funds with the Company that it can use to defray professional fees and travel, lodging and other due diligence expenses incurred by the Company's management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

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

Going Concern Qualification By Our Independent Auditors.  In its Independent
-------------------------------------------------------
Auditor's Report, Gentry Resources' independent auditors state that Gentry Resources' failure to generate revenues and conduct operations since its inception raise substantial doubt about Gentry Resources' ability to continue as a going concern. Gentry Resources will require substantial working capital, and currently has inadequate capital to fund its business. Gentry Resources may be unable to raise the funds necessary for implementing its business plan, which could severely limit its operations and cause its stock have little or no value.

RESULTS  OF  OPERATIONS

During the period from July 17, 1998 (inception) through October 31, 2001, the Company has engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the SEC. The Company has also received the benefit of donated services from the sole director and President of the Company valued at $500 per month and donated rent and overhead valued at $200 per month.

The Company anticipates that it will not generate revenues other than interest income, if any, and may continue to operate at a loss in the future, depending upon the performance of an acquired business.

LIQUIDITY  AND  CAPITAL  RESOURCES

We have no cash or other assets. The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of October 31, 2001 reflects current assets of $nil.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

The Company will need additional capital to carry out its business plan to engage in a business combination. No commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. If the Company's cash assets prove to be inadequate to meet its operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Item 3.          Controls and Procedures

     Michael Kirsh, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Part II
                                OTHER INFORMATION

Item  1.       Legal  Proceedings.

               None.

Item  2.       Changes  in  Securities.

               None.

Item  3.       Defaults  Upon  Senior  Securities.

               None.

Item  4.       Submission  of  Matters  to  a  Vote  of  Security  Holders.

               None.

Item  5.       Other  Information.

               None.

Item  6.       Exhibits  and  Reports  on  Form  8-K.

               None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Gentry Resources, Inc.


                                        ________________________________________
Date:  March 3, 2003                    By:  Michael  Kirsh
                                        /s/  Michael Kirsh
                                        Director, Chief Executive Officer, Chief
                                        Financial Officer and President

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I,  Michael  Kirsh,  certify  that:
1. I have reviewed this quarterly report on Form 10-QSB of Gentry Resources, Inc. Gentry Resources, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

___________________________
Michael Kirsh
/s/ Michael Kirsh, Chief Executive Officer

CERTIFICATION  OF  CHIEF  FINANCIAL  OFFICER

I,  Michael  Kirsh,  certify  that:
1. I have reviewed this quarterly report on Form 10-QSB of Gentry Resources, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: Mach 3, 2003

______________________
Michael Kirsh
/s/ Michael Kirsh, Chief Financial Officer

Certification of Chief Executive Officer of Gentry Resources, Inc. pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

I, Michael Kirsh, the Chief Executive Officer of Gentry Resources, Inc. hereby certify that Gentry Resources, Inc. periodic report on Form 10-QSB and the financial statements contained therein fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Gentry Resources, Inc.

Date: March 3, 2003

______________________
Michael  Kirsh
/s/ Michael Kirsh, Chief Executive Officer




Certification of Chief Financial Officer of Gentry Resources, Inc. pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

I, Michael Kirsh, the Chief Financial Officer of Gentry Resources, Inc. hereby certify that Gentry Resources, Inc. periodic report on Form 10-QSB and the financial statements contained therein fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Gentry Resources, Inc.

Date: March 3, 2003

_______________________
Michael Kirsh
/s/ Michael Kirsh, Chief Financial Officer