Form 10QSB
period 2002-01-31
GENTRY RESOURCES INC
filed 2003-03-04
CIK 1076478

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 3, 2003, there were 2,500,000 shares of common stock, par value $0.001, were outstanding.

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

                             Gentry Resources, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                January 31, 2002
                                   (Unaudited)

Gentry Resources, Inc.
(A Development Stage Company)
Interim Balance Sheets
(expressed in U.S. dollars)

                                                                   January 31,    April 30,
                                                                      2002          2001
                                                                        $             $
                                                                   (unaudited)    (audited)
ASSET

License (Note 3)                                                             -            -
--------------------------------------------------------------------------------------------
Total Asset                                                                  -            -
============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                                       6,732        3,127
  Accrued liabilities                                                        -          650
  Owing to a director (Note 4)                                           4,000        2,200
--------------------------------------------------------------------------------------------

Total Liabilities                                                       10,432        5,977
--------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 10,000,000 shares authorized with a par value of
..001; 2,500,000 shares issued and outstanding                            2,500        2,500

Additional Paid-in Capital                                                  87           87

Donated Capital                                                         15,750        9,000
--------------------------------------------------------------------------------------------
                                                                        18,337       11,587
Deficit Accumulated During the Development Stage                       (28,769)     (17,564)
--------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                            (10,432)      (5,977)
--------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                  -            -
============================================================================================


                                       F-1
      (The accompanying notes are an integral part of the interim financial statements)

Gentry Resources, Inc.
(A Development Stage Company)
Interim Statements of Operations
(unaudited)


                                Accumulated from
                                  July 17, 1998
                               (Date of Inception) Three months ended       Nine months ended
                                  to January 31,       January 31,             January 31,
                                       2002        2002         2001        2002         2002
                                         $           $           $            $           $
Revenue                                     -            -            -           -            -
------------------------------------------------------------------------------------------------

Expenses

  Accounting and audit                  4,000         (200)           -       1,150            -
  Amortization of license               1,500            -            -           -            -
  Donated overhead                      5,250          750            -       2,250            -
  Donated services                     10,500        1,500            -       4,500            -
  Legal                                 6,432        2,882            -       3,305            -
  License written-off                     500            -            -           -            -
  Organization expenses                   587            -            -           -            -
------------------------------------------------------------------------------------------------
Total expenses                         28,769        4,932            -      11,205            -
------------------------------------------------------------------------------------------------
Net loss                              (28,769)      (4,932)           -     (11,205)           -
================================================================================================
Basic Net Loss Per Share                             (0.01)           -       (0.01)           -
================================================================================================
Weighted Average Shares Outstanding              2,500,000    2,500,000   2,500,000    2,500,000
================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


                                       F-2
       (The accompanying notes are an integral part of the interim financial statements)

Gentry Resources, Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(unaudited)


                                              Nine months ended
                                                 January 31,
                                                2002     2001
                                                  $        $
Cash Flows to Operating Activities

  Net loss                                     (11,205)      -

  Non-cash items

    Donated services                             4,500       -
    Donated overhead                             2,250       -

  Change in non-cash working capital items

    Accounts payable and accrued liabilities     2,655       -
    Due to a director                            1,800       -
--------------------------------------------------------------
Net Cash Used by Operating Activities                -       -
--------------------------------------------------------------
Cash Flows From Financing Activities

  Increase in shares issued                          -       -
--------------------------------------------------------------
Net Cash Provided by Financing Activities            -       -
--------------------------------------------------------------
Change in Cash                                       -       -
Cash - Beginning of Period                           -       -
--------------------------------------------------------------
Cash - End of Period                                 -       -
==============================================================

Supplemental Disclosures

  Interest paid                                      -       -
  Income tax paid                                    -       -


                                       F-3
      (The accompanying notes are an integral part of the interim financial statements)

Gentry Resources, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
For the Nine Months Ended January 31, 2002
(unaudited)



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

     (b)  Long-lived  Assets

          The carrying value of the long-lived assets is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the related business to market, related profitability projections and undiscounted cash flows which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties.

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

Gentry Resources remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, Gentry Resource's balance sheet as of January 31, 2002, reflects total assets of nil.

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

     PLAN OF OPERATION

During the period from July 17, 1998 through January 31, 2002, Gentry Resources has engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No revenues were received by Gentry Resources during this period.

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

RESULTS  OF  OPERATIONS

During the period from July 17, 1998 (inception) through January 31, 2002, the Company has engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the SEC. The Company has also received the benefit of donated services from the sole director and President of the Company valued at $500 per month and donated rent and overhead valued at $200 per month.

The Company anticipates that it will not generate revenues other than interest income, if any, and may continue to operate at a loss in the future, depending upon the performance of an acquired business.

LIQUIDITY  AND  CAPITAL  RESOURCES

We have no cash or other assets. The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of January 31, 2002 reflects current assets of $nil.

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