Form 10KSB
period 2002-04-30
GENTRY RESOURCES INC
filed 2003-03-04
CIK 1076478

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended April 30, 2002
OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition Period from ________ to ________.

Commission file number: 000-29919

                             GENTRY RESOURCES, INC.
                 (Name of small business issuer in its charter)

                Nevada                                         76-0594911
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                      Identification No.)

            5076 Angus Drive
   Vancouver, British Columbia, Canada                          V6M 3M5
 (Address of principal executive offices)                     (Zip Code)

                   Issuer's telephone number:  (604) 269-9881

Securities registered under Section 12(b) of the Act:
(Title of Class)     Name of exchange on which registered

     None.                         None.

Securities registered under Section 12(g) of the Act:

(Title of class)          Common Stock, $0.001 par value

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 3, 2003, computed at which the stock was sold, was $-0-, assuming solely for purposes of this calculation that all directors, executive officers and 5% beneficial owners of stock of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 3, 2002, the registrant had 2,500,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  Yes [ ]      No [X]

INDEX TO
ANNUAL REPORT ON FORM 10-KSB
FOR THE TWELVE MONTH PERIOD ENDED APRIL 30, 2002


PART I                                                                          PAGE
Item 1      Description  of  Business                                              3
Item 2      Description  of  Property                                              5
Item 3      Legal  Proceedings                                                     6
Item 4      Submission  of  Matters  to  a  Vote of Security Holders               6

PART II
Item 5      Market for Common Equity and Related Stockholder Matters               6
Item 6      Management's Discussion & Analysis of Financial Condition &
            Results of  Operations Or Plan of Operation                            6
Item 7      Financial  Statements                                         14 and F-1
Item 8      Changes  In  and  Disagreements  with  Accountants                    24

PART III
Item 9      Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act                     24
Item 10     Executive  Compensation                                               25
Item 11     Security Ownership of Certain Beneficial Owners and
            Management                                                            25
Item 12     Certain  Relationships  and  Related  Transactions                    26
Item 13     Exhibits  and  Reports  on  Form  8-K                                 26
Item 14.    Controls and Procedures                                               26
SIGNATURES                                                                        27
CERTIFICATIONS                                                                    28

                                     PART I

Item 1.   Description  of  Business.

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

     The Company will seek a foreign or domestic private company interested in becoming, through a business combination with the Company, a reporting company whose securities are qualified for trading in the United States secondary market. By entering in to a business combination with the Company, the target company can acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. As a result, the target company may reap some of the perceived benefits of being a reporting company with a class of publicly-traded securities, including:

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

  EMPLOYEES

     Gentry Resources is a development stage company and currently has no employees. Gentry Resources is currently managed by Dr. Michael Kirsh, D.D.S., its President. Gentry Resources looks to Dr. Kirsh for his entrepreneurial skills and talents. Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. Gentry Resources may hire employees whose compensation may include the right to acquire stock in Gentry Resources, which would dilute the ownership interest of holders of existing shares of its common stock.

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

Item 2.   Description of Property.

     Gentry Resources, Inc. currently maintains office space that is provided to us (donated to us) by our Director, Dr. Michael Kirsh, D.D.S. Our address is 5076 Angus Drive, Vancouver, British Columbia, Canada, and our phone number is
(604) 269-9881. Gentry Resources does not believe that it will need to obtain additional office space at any time in the foreseeable future until its business plan is more fully implemented.

Item 3.   Legal Proceedings.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matter.

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

     As of March 3, 2003, there were 2,500,000 shares of common stock outstanding, held by 1 shareholder of record.

     To date Gentry Resources has not paid any dividends on its common stock and does not expect to declare or pay any dividends on its common stock in the foreseeable future. Payment of any dividends will depend upon Gentry Resources' future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors.

     We have no options, warrants, derivative or convertible securities outstanding.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

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

Gentry Resources remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, Gentry Resource's balance sheet as of April 30, 2002, reflects total assets of nil.

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

  PLAN OF OPERATION

During the period from July 17, 1998 through April 30, 2002, Gentry Resources has engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No revenues were received by Gentry Resources during this period.

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


RESULTS OF OPERATIONS

During the period from July 17, 1998 (inception) through April 30, 2002, the Company has engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the SEC. The Company has also received the benefit of donated services from the sole director and President of the Company valued at $500 per month and donated rent and overhead valued at $200 per month.

The Company anticipates that it will not generate revenues other than interest income, if any, and may continue to operate at a loss in the future, depending upon the performance of an acquired business.

LIQUIDITY AND CAPITAL RESOURCES

We have no cash or other assets. The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of April 30, 2002 reflects current assets of $nil.

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

Item 7.      Financial  Statements

                        [Letterhead of Manning Elliott]


                          Independent Auditor's Report
                          ----------------------------


To the Stockholders and Board of Directors of Gentry Resources, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Gentry Resources, Inc. (A Development Stage Company) as of April 30, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the period from July 17, 1998 (Date of Inception) to April 30, 2002 and the years ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Gentry Resources, Inc. (A Development Stage Company), as of April 30, 2002 and 2001, and the results of its operations and its cash flows for the period from July 17, 1998 (Date of Inception) to April 30, 2002 and the years ended April 30, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

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


/s/ "Manning Elliott"


CHARTERED ACCOUNTANTS
Vancouver, Canada
February 14, 2003

Gentry Resources, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                   April 30,    April 30,
                                                                     2002         2001
                                                                       $            $
ASSET

License (Note 3)                                                           -            -
------------------------------------------------------------------------------------------
Total Asset                                                                -            -
==========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                     6,534        3,127
  Accrued liabilities                                                  3,100          650
  Advances from a related party (Note 4(b))                            4,000        2,200
------------------------------------------------------------------------------------------
Total Liabilities                                                     13,634        5,977
------------------------------------------------------------------------------------------
Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 10,000,000 shares authorized with a par value of
0.001; 2,500,000 shares issued and outstanding                        2,500        2,500

Additional Paid-in Capital                                                87           87

Donated Capital (Note 4(c))                                           18,000        9,000
------------------------------------------------------------------------------------------
                                                                      20,587       11,587

Deficit Accumulated During the Development Stage                     (34,221)     (17,564)
------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                          (13,634)      (5,977)
------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                -            -
==========================================================================================



                                       F-1
      (The accompanying notes are an integral part of the interim financial statements)

Gentry Resources, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                                            Accumulated from
                                             July 17, 1998
                                          (Date of Inception)     For the Year Ended
                                              to April 30,             April 30,
                                                  2002             2002         2001
                                                   $                 $            $
Revenue                                                     -            -            -
----------------------------------------------------------------------------------------

Expenses

  Accounting and audit                                  4,850        2,000        2,850
  Amortization of license and write-off                 2,000            -            -
  Donated overhead (Note 4(c))                          6,000        3,000        3,000
  Donated services (Note 4(c))                         12,000        6,000        6,000
  Filing and regulatory                                 1,000        1,000            -
  Legal and organizational                              8,371        4,657        3,127
----------------------------------------------------------------------------------------
Total Expenses                                         34,221       16,657       14,977
----------------------------------------------------------------------------------------
Net Loss for the Period                               (34,221)     (16,657)     (14,977)
========================================================================================
Basic Net Loss Per Share                                             (0.01)       (0.01)
========================================================================================
Weighted Average Shares Outstanding                              2,500,000    2,500,000
========================================================================================


(Diluted loss per share has not been presented, as the result is anti-dilutive)



                                       F-2
       (The accompanying notes are an integral part of the interim financial statements)

Gentry Resources, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


                                                              Accumulated from
                                                               July 17, 1998
                                                            (Date of Inception)     For the Year Ended
                                                                to April 30,             April 30,
                                                                    2002             2002         2001
                                                                     $                 $            $
Cash Flows to Operating Activities

  Net loss                                                              (34,221)     (16,657)     (14,977)

  Adjustments to reconcile net loss to cash

    Amortization of license write-off                                     2,000            -            -
    Expenses not paid with cash                                             587            -            -
    Donated services                                                     12,000        6,000        6,000
    Donated overhead                                                      6,000        3,000        3,000

  Change in non-cash working capital items

    Increase in accounts payable and accrued liabilities                  9,634        5,857        3,777
----------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                    (4,000)      (1,800)      (2,200)
----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Advances from a related party                                           4,000        1,800        2,200
----------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                 4,000        1,800        2,200
----------------------------------------------------------------------------------------------------------
Cash Flows to Investing Activities                                            -            -            -
----------------------------------------------------------------------------------------------------------
Change in Cash                                                                -            -            -

Cash - Beginning of Period                                                    -            -            -
----------------------------------------------------------------------------------------------------------
Cash - End of Period                                                          -            -            -
==========================================================================================================

Non-Cash Financing Activities

 500,000 shares were issued at a fair market value of
 0.001 per share for organizational costs                                  500            -            -

 2,000,000 shares were issued at a fair market value of
 0.001 per share for the acquisition of a license (Note 3)               2,000            -            -

 Organizational costs paid for by a director for no
 consideration treated as additional paid-in capital                         87            -            -
==========================================================================================================

Supplemental Disclosures

  Interest paid                                                               -            -            -
  Income tax paid                                                             -            -            -



                                       F-3
       (The accompanying notes are an integral part of the interim financial statements)

Gentry Resources, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From July 17, 1998 (Date of Inception) to April 30, 2002
(expressed in U.S. dollars)


                                                                                                   Deficit
                                                                                                 Accumulated
                                                                         Additional              During the
                                                    Commo     n Stock      Paid-in    Donated    Development
                                                   Shares    Par Value     Capital    Capital       Stage
                                                      #          $            $          $            $
Balance - July 17, 1998 (Date of Inception)               -           -            -         -             -

  Stock issued for $500 of organizational
  expenses                                          500,000         500            -         -             -

  Additional paid in capital for organizational
  expenses incurred by a director on behalf
  of the Company                                          -           -           87         -             -

  Stock issued for "The Biocatalyst License"
  at a fair market value of $0.001 per share      2,000,000       2,000            -         -             -

  Net loss for the period                                 -           -            -         -          (587)
-------------------------------------------------------------------------------------------------------------
Balance - April 30, 1999                          2,500,000       2,500           87         -          (587)

  Net loss for the year                                   -           -            -         -        (2,000)
-------------------------------------------------------------------------------------------------------------

Balance - April 30, 2000                          2,500,000       2,500           87         -        (2,587)

  Donated services and overhead                           -           -            -     9,000             -

  Net loss for the year                                   -           -            -         -       (14,977)
-------------------------------------------------------------------------------------------------------------

Balance - April 30, 2001                          2,500,000       2,500           87     9,000       (17,564)

  Donated services and overhead                           -           -            -     9,000             -

  Net loss for the year                                   -           -            -         -       (16,657)
-------------------------------------------------------------------------------------------------------------

Balance - April 30, 2002                          2,500,000       2,500           87    18,000       (34,221)
=============================================================================================================



                                       F-4
       (The accompanying notes are an integral part of the interim financial statements)

Gentry Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Year Ended April 30, 2002
(expressed in U.S. dollars)


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

     (b)  Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (c)  Long-lived Assets

          The carrying value of the long-lived assets is evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the related business to market, related profitability projections and undiscounted cash flows which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties.

     (d)  Income Taxes

          Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.


                                      F-5
<PAVE>
Gentry Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Year Ended April 30, 2002
(expressed in U.S. dollars)


          At April 30, 2002, the Company had a net deferred tax asset of approximately $5,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established April 30, 2002.

2.   Summary of Significant Accounting Policies (continued)

     (d)  Income Taxes (continued)

          At April 30, 2002, the Company has net operating loss carryforwards of approximately $16,000, which expire in the years 2014 through 2017. The Company recognized $18,000 of losses for donated services and overhead in 2002 and 2001, which were not deductible for tax purposes and are not included in the above calculation of deferred tax asset.

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

     (f)  Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

     (g)  Financial Instruments

          The carrying value of accounts payable, accrued liabilities and advances from a related party approximate fair value due to the relatively short maturity of these instruments.

     (h)  Recent Accounting Pronouncements
          In June 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

Gentry Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Year Ended April 30, 2002
(expressed in U.S. dollars)


          In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company will adopt SFAS No. 142 on May 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

2.   Summary of Significant Accounting Policies (continued)

     (h)  Recent Accounting Pronouncements (continued)

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company will adopt SFAS No. 143 on May 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company will adopt SFAS No. 144 on May 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

          In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

          FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

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

Gentry Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Year Ended April 30, 2002
(expressed in U.S. dollars)


3.   License (continued)

     The Company filed a Form S-1 Registration Statement with the SEC on July 2, 1999, which was subsequently amended but never declared effective. In December, 1999, David R. Mortenson, Mortenson & Associates' principal, notified the Company that he was involved in a legal dispute with NW Technologies, and would be unable to fulfill his obligations under the license to the Company. As a result, the Company's ability to implement its business plan was seriously undermined, and on February 10, 2000, the Company requested withdrawal of its Form S-1 Registration Statement. On February 18, 2000, Mortenson & Associates, the Company, and the Company's sole shareholder, Michael Kirsh, entered into a settlement agreement. Under the terms of the settlement agreement, Mortenson & Associates' affiliate, Vitamineralherb.com will grant to Dr. Kirsh a license to distribute vitamins and similar products in part for his agreement not to pursue his individual claims against Mortenson & Associates. The settlement agreement provides that Mortenson will prosecute his claims against NW Technologies diligently, with a goal toward recovering the Biocatalyst rights. Pursuant to the settlement agreement, the Company has retained its right to prosecute its claims against Mortenson & Associates for breach of contract. The Company has no plans to pursue a claim at this time.

4.   Related Party Transactions/Balances

     (a) The License referred to in Note 3 was sold to the Company by a partnership whose general manager is the spouse of the former Secretary/Treasurer of the Company and a former director for consideration of 2,000,000 shares for total fair market consideration of $2,000. These shares were paid evenly to the ten partners.

     (b) The amount owing to the President of the Company is non-interest bearing, unsecured with no fixed terms of repayment.

     (c) The Company has received donated services and overhead from the President of the Company valued at $500 per month for services and $250 per month for overhead.

Item 8.   Changes In and Disagreements with Accountants.

     None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth the name, age and position of each director and executive officer of Gentry Resources, Inc.:

NAME                        AGE    POSITION
---------------------------------------------------------------------
Dr. Michael Kirsh, D.D.S.   48     Director, Chief Executive Officer,
                                   Chief Financial Officer, President,
                                   Secretary, Treasurer, Director

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

     Since 1996, Dr. Kirsh has worked with a group of independent investors that acquire private companies and conduct reverse takeovers. A reverse takeover results in the shareholders of an acquired private company owning all or most of the resulting combined company. Before forming his investment group, Dr. Kirsh had invested in both real estate and the stock market. From approximately 1986 to 1992, Dr. Kirsh developed two dental practices in Vancouver, British Columbia, Canada, that he sold in 1992 before forming his investment group. We have no plans, arrangements, or understandings to acquire, or to be acquired, by any company. Dr. Kirsh is the shareholder of Ucellit.com, Inc., a company with a Vitamineralherb.com license for the territory of Ontario, Canada. Ucellit is a reporting company under the Exchange Act. Ucellit.com, Inc. has conducted only de minimis operations and is seeking new business opportunities. During the past five years, Dr. Kirsh has not been involved in any legal proceedings of the following types: personal bankruptcy; business bankruptcy; subject to or convicted in a criminal proceeding (excluding minor traffic violations and other minor criminal offenses); subject to any order, judgment or decree of a court limiting his involvement in any type of business, securities or banking activities; or subject to a finding by a court, the Securities and Exchange Commission, or the Commodity Futures Trading Commission that he violated a federal or state securities or commodities law. Dr. Kirsh is a licensed dentist in Canada. Dr. Kirsh is the director of Gold Pick Mines, Inc. which has filed a Form SB-2 which is not yet effective. Gold Pick Mines, Inc. owns rights is gold mining properties in Canada. Dr. Kirsh is also the sole shareholder and director of Growtex, Inx. which is a reporting company. Dr. Kirsh has not filed a Form 3 in connection with his acquiring all of our outstanding common stock.

     Our Board of Directors has no compensation, audit or nominating committees or any other types of committee.

     There are no discussions, negotiations, plans, arrangements, or understandings pending for us to have a change of control or to acquire any or to be acquired by any person or entity.

     As a result of Dr. Kirsh's involvement with other companies seeking new business opportunities, there are potential inherent conflicts of interest in acting as an officer and director of the Company. Insofar as Dr. Kirsh is engaged in other business activities, Dr. Kirsh anticipates that he will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

Item 10.  Executive  Compensation.

     No officer or director has received any remuneration from Gentry Resources, Inc. Although there is no current plan in existence, it is possible that Gentry Resources, Inc. will adopt a plan to pay or accrue compensation to its officers and directors for services related to the implementation of Gentry Resources, Inc. business plan. Gentry Resources, Inc. has no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. Gentry Resources, Inc. has no employment contract or compensatory plan or arrangement with any executive officer of Gentry Resources, Inc. The directors currently do not receive any cash compensation from Gentry Resources, Inc. for his service as a member of the board of directors. There is no compensation committee, and no compensation policies have been adopted.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 3, 2003, Gentry Resources, Inc.'s outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by Gentry Resources, Inc. to own beneficially, more than 5% of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                                     Number Of    Class     Percentage
                                      Shares        Of          Of
Name                                   Owned    Securities     Class
-----------------------------------------------------------------------
Michael Kirsh
5076  Angus  Drive
Vancouver, British Columbia                     Common
Canada                               2,500,000  Stock              100%

All executive officers & directors              Common
as a group (1 person )               2,500,000  Stock        1      00%

Item  12.     Certain  Relationships  and  Related  Transactions

     No director, executive officer or nominee for election as a director of Gentry Resources, Inc., or any member of their immediate family has entered into or proposed any transaction with Gentry Resources, Inc., in which the amount involved exceeds $60,000.

     The License referred to in Note 3 to the audited financial statements was sold to the Company by a partnership whose general manager is the spouse of the former Secretary/Treasurer of the Company and a former director for consideration of 2,000,000 shares for total fair market consideration of $2,000. These shares were delivered to ten persons.

     At April 30, 2002, the amount we owe to Dr. Kirsh is $18,000, is non-interest bearing, unsecured with no fixed terms of repayment.

     The Company has received donated capital in the form of donated services and donated overhead from the Dr. Kirsh that we value at $500 per month for services and $250 per month for overhead.

Item 13.  Exhibits and Reports on Form 8-K.

     None.


Item 14.  Controls and Procedures.

     Michael Kirsh, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-KSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GENTRY RESOURCES, INC.

                                 -------------------------------------------
Date:  March 3, 2003             By:  Michael Kirsh
                                      /s/ Michael Kirsh
                                      Director, Chief Executive Officer,
                                      Chief Financial Officer and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                 -------------------------------------------
Date:  March 3, 2003             By:  Michael Kirsh
                                      /s/ Michael Kirsh
                                      Director, Chief Executive Officer,
                                      Chief Financial Officer and President

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Michael Kirsh, certify that:
1. I have reviewed this annual report on Form 10-KSB of GENTRY RESOURCES, INC.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

-------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Michael Kirsh, certify that:
1. I have reviewed this annual report on Form 10-KSB of GENTRY RESOURCES, INC.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

---------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Financial Officer

Certification of Chief Executive Officer of GENTRY RESOURCES, INC. pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

I, Michael Kirsh, the Chief Executive Officer of GENTRY RESOURCES, INC. hereby certify that GENTRY RESOURCES, INC. periodic report on Form 10-KSB and the financial statements contained therein fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of GENTRY RESOURCES, INC.

Date: March 3, 2003


-------------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Executive Officer





Certification of Chief Financial Officer of GENTRY RESOURCES, INC. pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

I, Michael Kirsh, the Chief Financial Officer of GENTRY RESOURCES, INC. hereby certify that GENTRY RESOURCES, INC. periodic report on Form 10-KSB and the financial statements GENTRY RESOURCES, INC. contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of GENTRY RESOURCES, INC.

Date:  March 3, 2003


-------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Financial Officer