Form 10QSB
period 2002-07-31
GENTRY RESOURCES INC
filed 2003-03-04
CIK 1076478

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For  the  quarterly  period  ended July 31, 2002

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

                             Gentry Resources, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                  July 31, 2002
                                   (Unaudited)

Gentry Resources, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                    July 31,     April 30,
                                                                      2002         2002
                                                                       $             $
                                                                  (unaudited)    (audited)
ASSET

License (Note 3)                                                            -            -
-------------------------------------------------------------------------------------------
Total Asset                                                                 -            -
===========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                      7,814        6,534
  Accrued liabilities                                                   3,975        3,100
  Advances from a related party (Note 4(b))                             4,000        4,000
-------------------------------------------------------------------------------------------
Total Liabilities                                                      15,789       13,634
-------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 10,000,000 shares authorized with a par value of
$0.001; 2,500,000 shares issued and outstanding                         2,500        2,500

Additional Paid-in Capital                                                 87           87

Donated Capital (Note 4(c))                                            20,250       18,000
-------------------------------------------------------------------------------------------

                                                                       22,837       20,587

Deficit Accumulated During the Development Stage                      (38,626)     (34,221)
-------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                           (15,789)     (13,634)
-------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                 -            -
===========================================================================================


                                       F-1
       (The accompanying notes are an integral part of the interim financial statements)

Gentry Resources, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                      Accumulated from
                                        July 17, 1998          For the
                                     (Date of Inception)  Three Months Ended
                                         to July 31,          July 31,
                                            2002         2002         2001
                                              $            $            $
Revenue                                          -            -            -
-----------------------------------------------------------------------------

Expenses

  Accounting and audit                       5,350          500          350
  Amortization of license and write-off      2,000            -            -
  Donated overhead (Note 4(c))               6,750          750          750
  Donated services (Note 4(c))              13,500        1,500        1,500
  Filing and regulatory                      1,250          250            -
  Legal and organizational                   9,776        1,405          423
-----------------------------------------------------------------------------
Total Expenses                              38,626        4,405        3,023
-----------------------------------------------------------------------------
Net Loss for the Period                    (38,626)      (4,405)      (3,023)
=============================================================================
Basic Net Loss Per Share                                      -            -
=============================================================================
Weighted Average Shares Outstanding                   2,500,000    2,500,000
=============================================================================

(Diluted loss per share has not been presented, as the result is anti-dilutive)


                                       F-2
       (The accompanying notes are an integral part of the interim financial statements)

Gentry Resources, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                               For the
                                                          Three Months Ended
                                                               July 31,
                                                            2002      2001
                                                             $         $
Cash Flows to Operating Activities

  Net loss                                                 (4,405)   (3,023)

  Adjustments to reconcile net loss to cash

    Donated services                                        1,500     1,500
    Donated overhead                                          750       750

  Change in non-cash working capital items

    Increase in accounts payable and accrued liabilities    2,155       773
----------------------------------------------------------------------------
Net Cash Used by Operating Activities                           -         -
----------------------------------------------------------------------------
Cash Flows From Financing Activities                            -         -
----------------------------------------------------------------------------
Cash Flows to Investing Activities                              -         -
----------------------------------------------------------------------------
Change in Cash                                                  -         -

Cash - Beginning of Period                                      -         -
----------------------------------------------------------------------------
Cash - End of Period                                            -         -
============================================================================
Non-Cash Financing Activities                                   -         -
============================================================================

Supplemental Disclosures

  Interest paid                                                 -         -
  Income tax paid                                               -         -


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

     (d)  Basic  and  Diluted  Net  Income  (Loss)  Per  Share

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

Gentry Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

            2.  Summary of Significant Accounting Policies (continued)

     (e)  Use  of  Estimates

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

     (f)  Financial  Instruments

          The carrying value of accounts payable, accrued liabilities and advances from a related party approximate fair value due to the relatively short maturity of these instruments.

     (g)  Recent  Accounting  Pronouncements

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

Gentry Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

                2. Summary of Significant Accounting Policies (continued)

     (g)  Recent  Accounting  Pronouncements  (continued)

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

     (h)  Interim  Financial  Statements

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

Gentry Resources remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, Gentry Resource's balance sheet as of July 31, 2002, reflects total assets of nil.

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

     PLAN  OF  OPERATION

During the period from July 17, 1998 through July 31, 2002, Gentry Resources has engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No revenues were received by Gentry Resources during this period.

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


RESULTS  OF  OPERATIONS

During the period from July 17, 1998 (inception) through July 31, 2002, the Company has engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the SEC. The Company has also received the benefit of donated services from the sole director and President of the Company valued at $500 per month and donated rent and overhead valued at $200 per month.

The Company anticipates that it will not generate revenues other than interest income, if any, and may continue to operate at a loss in the future, depending upon the performance of an acquired business.

LIQUIDITY  AND  CAPITAL  RESOURCES

We have no cash or other assets. The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of July 31, 2002 reflects current assets of $nil.

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