Form 10QSB
period 2002-10-31
GENTRY RESOURCES INC
filed 2003-03-04
CIK 1076478

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For the quarterly period ended October 31, 2002

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

                             Gentry Resources, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                October 31, 2002
                                   (Unaudited)

Gentry Resources, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                   October 31,    April 30,
                                                                      2002          2002
                                                                       $              $
                                                                   (audited)     (unaudited)
ASSET

License (Note 3)                                                             -           -
-------------------------------------------------------------------------------------------
Total Asset                                                                  -           -
===========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                       7,814       6,534
  Accrued liabilities                                                    4,850       3,100
  Advances from a related party (Note 4(b))                              4,000       4,000
-------------------------------------------------------------------------------------------
Total Liabilities                                                       16,664      13,634
-------------------------------------------------------------------------------------------
Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 10,000,000 shares authorized with a par value of
0.001; 2,500,000 shares issued and outstanding                           2,500       2,500

Additional Paid-in Capital                                                  87          87

Donated Capital (Note 4(c))                                             22,500      18,000
-------------------------------------------------------------------------------------------
                                                                        25,087      20,587

Deficit Accumulated During the Development Stage                       (41,751)    (34,221)
-------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                            (16,664)    (13,634)
-------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                  -           -
===========================================================================================


                                      F-1
      (The accompanying notes are an integral part of the interim financial statements)

Gentry Resources, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                      Accumulated from
                                        July 17, 1998            For the                     For the
                                     (Date of Inception)   Three Months Ended           Six Months Ended
                                        to October 31,         October 31,                 October 31,
                                            2002           2002           2001          2002         2001
                                              $              $              $             $            $
Revenue                                            -              -              -            -            -
-------------------------------------------------------------------------------------------------------------

Expenses

  Accounting and audit                         5,850            500          1,000        1,000        1,350
  Amortization of license and write-off        2,000              -              -            -            -
  Donated overhead (Note 4(c))                 7,500            750            750        1,500        1,500
  Donated services (Note 4(c))                15,000          1,500          1,500        3,000        3,000
  Filing and regulatory                        1,500            250              -          500            -
  Legal and organizational                     9,901            125              -        1,530          423
-------------------------------------------------------------------------------------------------------------
Total Expenses                                41,751          3,125          3,250        7,530        6,273
-------------------------------------------------------------------------------------------------------------
Net Loss for the Period                      (41,751)        (3,125)        (3,250)      (7,530)      (6,273)
=============================================================================================================
Basic Net Loss Per Share                                          -              -            -            -
=============================================================================================================
Weighted Average Shares Outstanding                       2,500,000      2,500,000    2,500,000    2,500,000
=============================================================================================================

(Diluted loss per share has not been presented, as the result is anti-dilutive)


                                       F-2
       (The accompanying notes are an integral part of the interim financial statements)

Gentry Resources, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                               For the
                                                           Six Months Ended
                                                              October 31,
                                                            2002      2001
                                                             $         $
Cash Flows to Operating Activities

  Net loss                                                 (7,530)   (6,273)

  Adjustments to reconcile net loss to cash

    Donated services                                        3,000     3,000
    Donated overhead                                        1,500     1,500

  Change in non-cash working capital items

    Increase in accounts payable and accrued liabilities    3,030       773
----------------------------------------------------------------------------
Net Cash Used by Operating Activities                           -    (1,000)
----------------------------------------------------------------------------
Cash Flows From Financing Activities
  Advances from a related party                                 -     1,000
----------------------------------------------------------------------------
Net Cash Provided by Financing Activities                       -     1,000
----------------------------------------------------------------------------
Cash Flows to Investing Activities                              -         -
----------------------------------------------------------------------------
Change in Cash                                                  -         -

Cash - Beginning of Period                                      -         -
----------------------------------------------------------------------------
Cash - End of Period                                            -         -
============================================================================
Non-Cash Financing Activities                                   -         -
============================================================================

Supplemental Disclosures

  Interest paid                                                 -         -
  Income tax paid                                               -         -


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

Gentry Resources remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, Gentry Resource's balance sheet as of October 31, 2002, reflects total assets of nil.

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

     PLAN OF OPERATION

During the period from July 17, 1998 through October 31, 2002, Gentry Resources has engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No revenues were received by Gentry Resources during this period.

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


RESULTS  OF  OPERATIONS

During the period from July 17, 1998 (inception) through October 31, 2002, the Company has engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the SEC. The Company has also received the benefit of donated services from the sole director and President of the Company valued at $500 per month and donated rent and overhead valued at $200 per month.

The Company anticipates that it will not generate revenues other than interest income, if any, and may continue to operate at a loss in the future, depending upon the performance of an acquired business.

LIQUIDITY  AND  CAPITAL  RESOURCES

We have no cash or other assets. The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of October 31, 2002 reflects current assets of $nil.

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