Form 10QSB
period 2003-01-31
GENTRY RESOURCES INC
filed 2003-11-17
CIK 1076478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No. 000-29919
GENERAL GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)
Nevada	76-0594911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 107 - 1576 Merklin Street, White Rock, British Columbia, Canada V4B 5K2
(Address of principal executive offices)

(604) 536-5687
(Issuer's telephone number, including area code)

GENTRY RESOURCES, INC. 5076 Angus Drive, Vancouver, BC Canada V6M 3M5
(Former Name, Former Address if Changed Since last Report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
As of October 22, 2003, there were 2,500,000 shares of common stock, par value $0.001, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

General Gold Corporation (formerly Gentry Resources, Inc.)
(A Development Stage Company)

January 31, 2003

General Gold Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	January 31, 2003 $ (unaudited)	April 30, 2002 $ (audited)

ASSETS

Current Assets

License (Note 3)	-	-

Total Assets	-	-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities

Accounts payable	7,814	6,534
Accrued liabilities	6,300	3,100
Due to a related party (Note 4(b))	4,000	4,000

Total Liabilities	18,114	13,634

Contingencies (Note 1)

Stockholders' Deficit

Common Stock, 10,000,000 shares authorized, $0.001 par value 2,500,000 shares issued and outstanding	2,500	2,500

Additional Paid-in Capital	87	87

Donated Capital (Note 4(c))	24,750	18,000

Deficit Accumulated During the Development Stage	(45,451)	(34,221)

Total Stockholders' Deficit	(18,114)	(13,634)

Total Liabilities and Stockholders' Deficit	-	-

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from July 17, 1998 (Date of Inception) to January 31,	For the Three Months Ended January 31		For the Nine Months Ended January 31
	2003 $	2003 $	2002 $	2003 $	2002 $

Revenue
-

-

-

-

-

Expenses

Accounting and audit	6,850	1,000	(200)	2,000	1,150
Amortization of license and write-off	2,000	-	-	-	-
Donated overhead (Note 4(c))	8,250	750	750	2,250	2,250
Donated services (Note 4(c))	16,500	1,500	1,500	4,500	4,500
Filing and regulatory	1,750	250	-	750	-
Legal and organizational	10,101	200	2,882	1,730	3,305

	45,451	3,700	4,932	11,230	11,205

Net Loss For the Period	(45,451)	(3,700)	(4,932)	(11,230)	(11,205)

Net Loss Per Share - Basic	-	-	-	-	-

Weighted Average Shares Outstanding		2,500,000	2,500,000	2,500,000	2,500,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation

(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Nine Months Ended January 31,
	2003	2002

Cash Flows From Operating Activities

Net loss for the period
(11,230)

(11,205)

Adjustments to reconcile net loss to cash:

Donated services	4,500	4,500
Donated overhead	2,250	2,250

Change in operating assets and liabilities:

Accounts payable and accrued liabilities	4,480	2,655
Due to a director	-	1,800

Net Cash Used in Operating Activities	-	-

Change in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	-	-

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1. Development Stage Company

General Gold Corporation herein (the "Company") was incorporated in the State of Nevada, U.S.A. on July 17, 1998. Effective July 7, 2003, the Company changed its name to General Gold Corporation. The Company acquired a license to market and distribute a product. As discussed in Note 3, this license is in jeopardy and the Company has retained the right to sue the vendor.

The Company's new business plan is as a "blank check" company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing "penny stock" securities.

The Company is a development stage company, in which management is devoting most of its activities to investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that the Company will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Year End

The Company's year-end is April 30.

a) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

General Gold Corporation
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

f) Financial Instruments

The fair values of accounts payable, accrued liabilities and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

g) Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

h) Interim Financial Statements

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

General Gold Corporation
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

The Company filed a Form S-1 Registration Statement with the SEC on July 2, 1999, which was subsequently amended but never declared effective. In December 1999, David R. Mortenson, Mortenson & Associates' principal, notified the Company that he was involved in a legal dispute with NW Technologies, and would be unable to fulfill his obligations under the license to the Company. As a result, the Company's ability to implement its business plan was seriously undermined, and on February 10, 2000, the Company requested withdrawal of its Form S-1 Registration Statement. On February 18, 2000, Mortenson & Associates, the Company, and the Company's sole shareholder, Michael Kirsh, entered into a settlement agreement. Under the terms of the settlement agreement, Mortenson & Associates' affiliate, Vitamineralherb.com will grant to Mr. Kirsh a license to distribute vitamins and similar products in part for his agreement not to pursue his individual claims against Mortenson & Associates. The settlement agreement provides that Mortenson will prosecute his claims against NW Technologies diligently, with a goal toward recovering the Biocatalyst rights. Pursuant to the settlement agreement, the Company has retained its right to prosecute its claims against Mortenson & Associates for breach of contract. The Company has no plans to pursue a claim at this time.

4. Related Party Balances/Transactions

(a) The License referred to in Note 3 was sold to the Company by a partnership whose general manager is the spouse of the former Secretary/Treasurer of the Company and a former director for consideration of 2,000,000 shares for total fair market consideration of $2,000. These shares were paid evenly to the ten partners.

(b) The amount owing to the President of the Company (the "President") is non-interest bearing, unsecured with no fixed terms of repayment.

(c) The Company has received donated services and overhead from the President valued at $500 per month for services and $250 per month for overhead.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in the Exchange Act. All statements that are included in this report, other than statements of historical fact, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, general business conditions.

OVERVIEW

We are a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination.

We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, our balance sheet as of January 31, 2003 reflects total assets of nil.

We are a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We have not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other since our inception. All losses accumulated since inception have been considered part of our development stage activities.

Our business plan is to merge with or acquire a business entity in exchange for our securities. We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition.

We anticipate seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. We may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. We and/or our affiliates will likely pay referral fees to consultants and others who refer target businesses for mergers into public companies in which we and our affiliates have an interest. Payments would be made if a business combination occurs, and may consist of cash or a portion of our stock retained by us, our management and our affiliates, or both.

Our objective is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. We anticipate that we will be able to participate in only one potential business venture because we anticipate having nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because we will not be able to offset potential losses from one venture against gains from another.

We will not restrict our search for any specific kind of business entity, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in any stage of its business life. We cannot predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. We believe (but have not conducted any research to confirm) that there are business entities seeking the perceived benefits of a reporting company. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We have, and will continue to have, no capital with which to provide cash or other assets to the owners of business entities. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

We may use outside consultants or advisors to assist in the earch for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target company since we anticipate having limited financial resources with which to pay such obligation.

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such pre-existing agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and shareholder will no longer in control of us. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that any securities that may be issued in a business combination would be issued in reliance upon an exemption from registration under we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or has consummated a business combination and we are no longer considered a blank check company. Until such time as this occurs, we will not register any additional securities. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress our market value in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under the Internal Revenue Code.

With respect to any merger or acquisition negotiations with a target company, we expect to focus on the percentage of out stock that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our stock following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements: will require certain representations and warranties of the parties thereto; will specify certain events of default; will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing; will outline the manner of bearing costs, including costs associated with our attorneys and accountants; and will include miscellaneous other terms.

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of a Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB. If such audited financial statements are not available for filing with the applicable Form 8-K or Form 10-KSB, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at our discretion.

PLAN OF OPERATION

During the period from July 17, 1998 (our date of inception) through January 31, 2003, we have engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No revenues were received by us during this period.

We are a "blank check" company. We do not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan. The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. For this reason, we advise that any potential investor who has an interest in us should consult their own legal counsel to determine whether the state within which that investor resides prohibits the purchase of our securities in that jurisdiction.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as we have only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our business judgment.

We filed an Exchange Act registration statement on Form 10-SB in order to make information about us more readily available to the public. We believe that a reporting company under the Exchange Act could provide a prospective merger or acquisition candidate with additional information concerning us. In addition, we believe that this might make us more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing the Form 10-SB in the past, we are obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. We intend to continue to file these periodic reports under the Exchange Act.

Any target acquisition or merger candidate will become subject to the same reporting requirements as us upon consummation of any such business combination. In the event that we successfully complete an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

We have no recent operating history and no representation is made, nor is any intended, that we will be able to carry on future business activities successfully. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, take advantage of a business opportunity or acquire property that will be of material value to us.

There is always a possibility that we may acquire or merge with a business or company in which our promoters, management, affiliates or associates directly or indirectly have an ownership interest. There is no formal existing corporate policy regarding such transactions, however, in such an event, we will disclose any conflict of interest for purposes of determining whether to acquire or merge with such a business. We do not foresee nor are we aware of any circumstances under which this policy may be changed.

We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Our discretion is, as a practical matter, unlimited in the selection of a business combination candidate. We will seek combination candidates in the United States and other countries through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for us.

We do not foresee generating any substantial revenue or income over the next 12 months. Our goal is to locate and consummate a merger or acquisition with a private entity. We anticipate that our directors will be compensated with stock of any surviving company subsequent to a merger or acquisition with a private entity in an amount that has not been determined at this time.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event that we make an acquisition or attempt but is unable to complete an acquisition. Our cash requirements for the next 12 months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Exchange Act, which should not exceed $1,500 per fiscal quarter. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. However, no one is obligated to provide funds to us. Our shareholders and management members who may advance money to us to cover operating expenses in the future will expect to be reimbursed, either by us or by a company that we may acquire, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. There currently are no plans to sell any of our securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management will continue their services to us and accrue the debt owed by us to them for services and expenses.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance that we will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

(1) failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in deregistration or suspension of trading in our stock and could result in fines and penalties;

(2) curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

(3) inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

We hope to require potential acquisition targets to deposit non-refundable funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by us related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. We do not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

In their Report for the fiscal year ended April 30, 2002, our independent auditors state that our failure to generate revenues and conduct operations since our inception raise substantial doubt about our ability to continue as a going concern. We will require substantial working capital, and currently have inadequate capital to fund our business. We may be unable to raise the funds necessary for implementing our business plan, which could severely limit our operations and cause our stock to have little or no value.

RESULTS OF OPERATIONS

During the period from July 17, 1998 (inception) through January 31, 2003, we have engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the SEC. We have also received the benefit of donated services from our sole director and President valued at $500 per month and donated rent and overhead valued at $200 per month.

We anticipate that we will not generate revenues other than interest income, if any, and may continue to operate at a loss in the future, depending upon the performance of an acquired business.

LIQUIDITY AND CAPITAL RESOURCES

We have no cash or other assets. We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, our balance sheet as of January 31, 2003, reflects current assets of $nil.

We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.

We will need additional capital to carry out our business plan to engage in a business combination. No commitments to provide additional funds have been made by our management or stockholders. There can be no assurance that any additional funds will be available on terms acceptable to us, if at all. If our cash assets prove to be inadequate to meet our operational needs, then we might seek to compensate providers of services by issuances of stock in lieu of cash. On January 31, 2003 we had zero cash assets. At October 22, 2003, we had zero cash assets, and our cash assets were not adequate enough to meet our operational needs.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Changes in Control of Registrant

On February 4, 2003, Mr. William Whittle entered into a verbal agreement (the "Agreement") to purchase 100% of our outstanding shares of common stock, 2,500,000 shares of common stock (the "Shares"), from Dr. Michael Kirsh, who was our sole shareholder. As a result of the Agreement, Mr. Whittle became the sole shareholder of 2,500,000 Shares of our common stock, which is 100% of our outstanding common stock. The consideration paid to Mr. Kirsh for the 2,500,000 common shares was Mr. Whittle's personal check in the amount of $15,000. Mr. Whittle is the direct and beneficial owner of our 2,500,000 Shares that are outstanding and he has full voting power on those Shares.

On March 5, 2003, Dr. Kirsh, our then sole director, appointed Mr. William Whittle to the Board of Directors. Mr. Kirsh then resigned as Director and President also on March 5, 2003. Mr. Whittle, acting in his capacity as sole director, then appointed himself as President also on March 5, 2003. The resigning Director, Dr. Kirsh, did not have any disagreement with us.

Mr. Whittle has worked in the mining industry since 1992 and serves as Director and Vice-President of Big Bear Gold Corporation of Delaware and Director and President of Canadian Mono Mines Inc. of British Columbia, Canada. Mr. Whittle is 52 years old.

Change of Name

We changed our name from "Gentry Resources, Inc." to "General Gold Corporation", pursuant to a Certificate of Amendment filed with the Secretary of State, State of Nevada on July 7, 2003.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 2, 1999).

3.2 By-laws (incorporated by reference from our Registration Statement on Form S-1, filed on July 2, 1999).

3.3 Amendment to the Articles of Incorporation

(4) Instruments Defining the Rights of Holders, including Indentures

4.1 Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 10, 2000).

(31) Section 302 Certifications

31.1 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

Reports on Form 8-K

We filed a Form 8-K on June 24, 2003, reporting Item 1 Change of Control and Item 6 Resignation of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Gold Corporation

/s/ William Whittle

Date: November 17, 2003

By: William Whittle

Director, Chief Executive Officer

Chief Financial Officer and President