Form 10KSB
period 2003-04-30
GENERAL GOLD CORP
filed 2004-02-17
CIK 1076478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  April 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  333-82277
GENERAL GOLD CORPORATION
(Name of small business issuer in its charter)
Nevada	76-0594911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 107 - 1576 Merklin Street White Rock, British Columbia, Canada	V6L 3C7
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  604.737.6030

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

N/A

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

2,500,000 common shares issued and outstanding as of February 9, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us" and "our" mean General Gold Corporation, unless otherwise indicated.

Corporate History

We were incorporated on July 17, 1998 under the laws of the State of Nevada, under the name Gentry Resources, Inc., in the early developmental and promotional stages. To date, our only activities have been organizational, directed at raising our initial capital and developing our business plan. We has not commenced operations. We have no full time employees and own no real estate.

Our Current Business

As we do not presently have an operating business that we can pursue, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Management of our company does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

We continue to seek a new business opportunity. Once a business opportunity has been identified, we will investigate and evaluate the business opportunity. In selecting a suitable business opportunity, management intends to focus on the potential for future profits and strength of current operating management of the business opportunity. We have not put industry or geographically specific limitations on the nature of acquisitions or business opportunities to be evaluated. Management believes that the greatest potential lies in technology and goods or products-related industries, rather than principally service industries. Nevertheless, this shall not preclude the investigation or evaluation of any other category of business or industry. We will conduct our own investigation to identify an appropriate business opportunity, and will seek a potential business opportunity from all known sources, relying principally upon personal contacts of our officers and directors, as well as indirect associations between them and other business and professional people.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by, or under the supervision of our management. Management intends to concentrate on identifying prospective business opportunities which may be brought to management's attention through present associations. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

(a) the available technical, financial and managerial resources;

(b) working capital and other financial requirements;

(c) history of operations, if any;

(d) prospects for the future;

(e) present and expected competition;

(f) the quality and experience of management services which may be available and the depth of that management;

(g) the potential for further research, development or exploration;

(h) specific risk factors not now foreseeable but which may be anticipated as having an impact on our proposed activities;

(i) the potential for growth or expansion;

(j) the potential for profit;

(k) the perceived public recognition or acceptance of products, services or trades; and

(l) name identification.

Management will meet personally with the management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which we participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Our shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to our participation). Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by us and, therefore, our shareholders.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by of the related costs incurred. There is the additional risk that we will not find a suitable target. Management does not believe that we will generate revenue without finding and completing the acquisition of a suitable business opportunity or a transaction with a suitable target company. If no such business opportunity target is found, therefore, no return on an investment in our company will be realized, and there will not, most likely, be a market for our common shares.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. It is likely that any merger with an existing company will be in the form of a reverse takeover, which will require both shareholder approval and a disclosure document. Once a transaction is complete, it is possible that our present management and shareholders will not be in control of our company. In addition, our management may resign, as part of the terms of the transaction, and be replaced by new officers and directors without a vote of our shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of the potential transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions or at a specified time thereafter. The issuance of substantial additional securities. and their potential sale into any trading market in our common shares which may develop, may have a depressive effect on such market.

As part of our investigation of a potential business combination or opportunity, our officers and directors may:

(a) meet personally with management and key personnel;

(b) visit and inspect material facilities;

(c) obtain independent analysis or verification of certain information provided;

(d) check references of management and key personnel; and

(e) take other reasonable investigative measures, as our limited financial resources and management expertise allow.

The manner in which we participate in an opportunity with a target company will depend on the nature of the opportunity, our needs and desires, the needs and desires of the other party, management of the opportunity, and our relative negotiating strength. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will, in all likelihood, hold a smaller percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

To date, we have not conducted investigations of any business opportunity or company nor have we met with representatives of any company or business. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

(a) facilitating or improving the terms on which additional equity financing may be sought;

(b) providing liquidity for the principals of a business;

(c) creating a means for providing incentive stock options or similar benefits to key employees; and/or

(d) providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

In contrast, negative aspects of becoming a publicly traded corporation registered in the United States may include:

(a) complying with the requirements of the Securities Exchange Act of 1934;

(b) exposure of our officers and directors to lawsuits and liabilities under various securities legislation;

(c) distracting management's attention from our day to day operations;

(d) restricting publicity and other marketing activities to ensure compliance with securities law requirements and minimizing the potential liability of our management and our company; and/or

(e) increased legal, accounting and other expenses associated with operating a public company.

Potentially available business opportunities and/or business combinations may occur in many different industries and at various stages in the development of a company, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We are presently seeking to identify a new business opportunity. As of the date of this annual report, we have no agreements, understandings or arrangements concerning the acquisition or potential acquisition of a specific business opportunity.

There is no assurance that management will be able to secure a suitable prospect or that it has the requisite experience to recognize and understand a business operation that would be beneficial to us.

Investment Company Act of 1940

The Investment Company Act of 1940 regulates mutual funds and other entities that meet the definition of an "investment company". An entity is presumed to be an investment company if 45% or more of the value of its total assets (excluding government securities and cash) consists of, and 45% or more of its income over the last four quarters is derived from securities other than either government securities or securities issued by entities that it does not control which are not themselves engaged in the business of investing in securities.

It is not feasible for us to register as an "investment company" because the regulations promulgated under the Investment Company Act of 1940 are inconsistent with our business strategy, which is to acquire an operating business and continue as an operating company with an active business.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

Scarcity of and Competition for Business Opportunities and Combinations

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Key Personnel

Although none of management are key to our continuing operations, we rely upon the continued service and performance of our management, and our future success depends on their retention, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our management are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

If we are unable to hire and retain technical, sales and marketing and operational personnel, any business we acquire could be materially adversely affected. We intend to hire a significant number of additional personnel in the future after we have identified and completed the acquisition of a business opportunity or enter into a business combination. Competition for these individuals in all sectors is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

Need for Additional Financing

We anticipate that in addition to our existing capital we will require minimal additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that with minimal additional capital we will have sufficient capital to fund our ongoing operations for the next twelve months or until we complete a business combination or acquire a business opportunity. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

Limited Operating History

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

Ability to Generate Revenues is Uncertain

For the year ended April 30, 2003, we have not generated any revenues and do not anticipate generating any revenues until we acquire a business opportunity or complete a business combination. As of April 30, 2003, we had net income of $0. We also had an accumulated deficit of $34,242 as at April 30, 2003. At this time, our ability to generate any revenues is uncertain.

Speculative Nature of Our Proposed Operations

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Continued Management Control/Limited Time Availability

We are dependent upon management's personal abilities to evaluate business opportunities that may be presented in the future. While seeking to acquire a business opportunity, management anticipates devoting up to 25% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

Lack of Market Research or Marketing Organization

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Lack of Diversification

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

Probable Change in Control and Management

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our Board of Directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

Reduction of Percentage Share Ownership Following Business Combination

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

Requirement of Audited Financial Statements May Disqualify Business Opportunity

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Uncertain Ability to Manage Growth

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

Indemnification of Directors, Officers and Others

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Enforceability of Civil Liabilities Against Us

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2. Description of Property.

Our executive and head offices are located at Suite 107 - 1576 Merklin Street, White Rock, British Columbia, Canada V4B 5K2. Our telephone number is 604.536.5687. Our officer and director, William Whittle donates the use of this location to us at no cost on a month to month basis.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

No established public trading market exists for our securities. We have no common equity subject to outstanding purchase options or warrants. We have no securities convertible into our common equity. There is no common equity that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale by shareholders. There is no common equity that is being, or has been publicly proposed to be, publicly offered by us. We may apply for listing on the National Association of Securities Dealers OTC Bulletin Board or may offer our securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. As of February 9, 2004, there were 2,500,000 shares of common stock outstanding, held by one shareholder of record.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

On February 4, 2003, Mr. William Whittle entered into a verbal agreement to purchase 100% of the outstanding shares of our common stock from Dr. Michael Kirsh, who was our sole shareholder. As a result, Mr. Whittle became the sole shareholder of 2,500,000 Shares of our common stock, in consideration for $15,000.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6. Management Discussion and Analysis and Plan of Operation.

Review of Operations / Plan of Operation

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

Overview

We are a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, our balance sheet as of April 30, 2003, reflects total assets of nil. We are a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We have not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since our inception. All losses accumulated since inception have been considered as part of our development stage activities.

Plan of Operation

During the period from July 17, 1998 (inception) through April 30, 2003, we have engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No revenues were received by us during this period.

The proposed business activities described herein classify us as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan. The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. For this reason, management advises that any potential investor who has an interest our company should consult local blue sky counsel to determine whether the state within which that investor resides prohibits the purchase of our shares in that jurisdiction.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as we have only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on management's business judgment.

We voluntarily filed a registration statement on Form 10-SB in order to make information concerning ourselves more readily available to the public. Management believes that a reporting company under the Exchange Act could provide a prospective merger or acquisition candidate with additional information concerning us. In addition, management believes that this might make us more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing our registration statement, we are obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. We intend to continue to voluntarily file these periodic reports under the Exchange Act even if our obligation to file such reports is suspended under applicable provisions of the Exchange Act.

Any target acquisition or merger candidate of ours will become subject to the same reporting requirements as us upon consummation of any such business combination. Thus, in the event that we successfully complete an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

We have no recent operating history and no representation is made, nor is any intended, that we will be able to carry on future business activities successfully. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

There is always a present potential that we may acquire or merge with a business or company in which our promoters, management, affiliates or associates directly or indirectly have an ownership interest. There is no formal existing corporate policy regarding such transactions, however, in the event such a potential arises, we shall disclose any conflict of interest to our directors and shareholders for purposes of determining whether to acquire or merge with such a business. Management does not foresee or is aware of any circumstances under which this policy may be changed.

We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Our management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders.

At this time, we do not foresee generating any substantial income over the next 12 months. Our main purpose and goal is to locate and consummate a merger or acquisition with a private entity. Our directors will be compensated with stock of any surviving company subsequent to a merger or acquisition with a private entity.

We have no commitment for any capital expenditures and foresee none. However, we will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Our cash requirements for the next 12 months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Exchange Act, which should not exceed $1,500 per fiscal quarter. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. There currently are no plans to sell any of our additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management and our counsel have agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

(1) failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

(2) curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

(3) inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

We hope to require potential candidate companies to deposit funds with us that it can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit. We do not intend to do any product research or development.

We do not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired. In our Independent Auditor's Report, our accountants state that our failure to generate revenues and conduct operations since our inception raise substantial doubt about our ability to continue as a going concern. We will require substantial working capital, and currently has inadequate capital to fund our business. We may be unable to raise the funds necessary for implementing our business plan, which could severely limit our operations and cause our stock to be worthless.

Results of Operations

During the period from July 17, 1998 (inception) through April 30, 2003, we have engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the United States Securities Exchange Act of 1934, as amended. We have also received the benefit of donated services from our sole director and President valued at $500 per month and donated rent and overhead valued at $250 per month.

We anticipate that we will not generate revenues other than interest income, if any, and may continue to operate at a loss in the future, depending upon the performance of an acquired business.

Liquidity and Capital Resources

We have no cash or other assets. We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or stockholder's deficit. Consequently, our balance sheet as of April 30, 2003, reflects current assets of $0.

We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.

We will need additional capital to carry out our business plan to engage in a business combination. No commitments to provide additional funds have been made by our management or stockholders. There can be no assurance that any additional funds will be available on terms acceptable to us, if at all. If our cash assets prove to be inadequate to meet our operational needs, then we might seek to compensate providers of services by issuances of stock in lieu of cash. On April 30, 2003 we had a working capital deficiency of $4,655 and as a result our cash on hand is not adequate enough to meet our operational needs.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and working capital deficiency noted above, in their report on the annual financial statements as of and for the year ended April 30, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on our financial position and results of operations as we currently have no stock-based employee compensation.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this standard did not have a material effect on our results of operations or financial position.

FASB has also issued SFAS No. 147 and 149 but they do not have any relationship to our operations therefore a description of each and their respective impact on our operations have not been disclosed.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

Basic and Diluted Net Income (Loss) Per Share

We computed net income (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Donated Services and Rent

We have received donated services and overhead from our former President and from our current President valued at $500 per month for services and $250 per month for overhead.

Financial Instruments

The fair values of accounts payable, accrued liabilities and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Independent Auditor's Report, dated February 3, 2004

Balance Sheets as at April 30, 2003 and April 30, 2002

Statements of Operations for the years ended April 30, 2003, April 30, 2002 and for the period from July 17, 1998 (inception) through April 30, 2003

Statements of Cash Flows for the years ended April 30, 2003, April 30, 2002 and for the period from July 17, 1998 (inception) through April 30, 2003

Statement of Stockholders' Equity for the period from July 17, 1998 (inception) to April 30, 2003

Notes to Financial Statements

General Gold Corporation

(formerly Gentry Resources, Inc.)

(A Development Stage Company)

April 30, 2003

Independent Auditor's Report

To the Stockholders and Board of Directors of
General Gold Corporation
(formerly Gentry Resources, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of General Gold Corporation (formerly Gentry Resources, Inc.) (A Development Stage Company) as of April 30, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the period from July 17, 1998 (Date of Inception) to April 30, 2003 and the years ended April 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of General Gold Corporation (formerly Gentry Resources, Inc.) (A Development Stage Company), as of April 30, 2003 and 2002, and the results of its operations and its cash flows for the period from July 17, 1998 (Date of Inception) to April 30, 2003 and the years ended April 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

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

/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 3, 2004

General Gold Corporation
(formerly Gentry Resources, Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)
	April 30, 2003 $	April 30, 2003 $
ASSET

License (Note 3)	-	-

Total Asset	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	1,227	6,534
Accrued liabilities	3,428	3,100
Advances from a related party (Note 4(a))	-	4,000

Total Liabilities	4,655	13,634

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 10,000,000 shares authorized with a par value of $0.001; 2,500,000 shares issued and outstanding	2,500	2,500

Additional Paid-in Capital	87	87

Donated Capital (Note 4(b))	27,000	18,000

	29,587	20,587

Deficit Accumulated During the Development Stage	(34,242)	(34,221)

Total Stockholders' Deficit	(4,655)	(13,634)

Total Liabilities and Stockholders' Deficit	-	-

(The accompanying notes are an integral part of the interim financial statements)

General Gold Corporation
(formerly Gentry Resources, Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
	Accumulated from July 17, 1998 (Date of Inception) to April 30,	For the Year Ended April 30,
	2003 $	2003 $	2002 $

Revenue	-	-	-

Expenses

Accounting and audit	9,350	4,500	2,000
Amortization of license and write-off	2,000	-	-
Donated overhead (Note 4(b))	9,000	3,000	3,000
Donated services (Note 4(b))	18,000	6,000	6,000
Filing and regulatory	1,500	500	1,000
Legal and organizational	11,279	2,908	4,657

Total Expenses	51,129	16,908	16,657

Loss from operations	(51,129)	(16,908)	(16,657)

Gain on forgiveness of debt	16,887	16,887	-

Net Loss for the Period	(34,242)	(21)	(16,657)

Basic Net Loss Per Share		(0.00)	(0.01)

Weighted Average Shares Outstanding		2,500,000	2,500,000

(Diluted loss per share has not been presented, as the result is anti-dilutive)

(The accompanying notes are an integral part of the interim financial statements)

General Gold Corporation
(formerly Gentry Resources, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
	Accumulated from July 17, 1998 (Date of Inception) to April 30,	For the Year Ended April 30,
	2003 $	2003 $	2002 $

Cash Flows to Operating Activities

Net loss	(34,242)	(21)	(16,657)

Adjustments to reconcile net loss to cash

Gain on forgiveness of debt	(16,887)	(16,887)	-
Amortization of license write-off	2,000	-	-
Expenses not paid with cash	587	-	-
Donated services	18,000	6,000	6,000
Donated overhead	9,000	3,000	3,000

Change in operating assets and liabilities

Increase (decrease) in accounts payable and accrued liabilities	4,655	(4,979)	5,857

Net Cash Used by Operating Activities	(16,887)	(12,887)	(1,800)

Cash Flows From Financing Activities

Advances from a related party	16,887	12,887	1,800

Net Cash Provided by Financing Activities	16,887	12,887	1,800

Change in Cash	-	-	-

Cash - Beginning of Period	-	-	-

Cash - End of Period	-	-	-

Non-Cash Financing Activities

500,000 shares were issued at a fair market value of $0.001 per share for organizational costs	500	-	-

2,000,000 shares were issued at a fair market value of $0.001 per share for the acquisition of a license (Note 3)	2,000	-	-

Organizational costs paid for by a director for no consideration treated as additional paid-in capital	87	-	-

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

(The accompanying notes are an integral part of the interim financial statements)

General Gold Corporation
(formerly Gentry Resources, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity
From July 17, 1998 (Date of Inception) to April 30, 2003
(expressed in U.S. dollars)
	Common Stock		Additional Paid-in Capital $	Donated Capital $	Deficit Accumulated During the Development Stage $	Total $
	Shares #	Par Value $

Balance - July 17, 1998 (Date of Inception)	-	-	-	-	-	-

Stock issued for $500 of organizational expenses	500,000	500	-	-	-	500

Additional paid in capital for organizational expenses incurred by a director on behalf of the Company	-	-	87	-	-	87

Stock issued for "The Biocatalyst License" at a fair market value of $0.001 per share	2,000,000	2,000	-	-	-	2,000

Net loss for the period	-	-	-	-	(587)	(587)

Balance - April 30, 1999	2,500,000	2,500	87	-	(587)	(2,000)

Net loss for the year	-	-	-	-	(2,000)	(2,000)

Balance - April 30, 2000	2,500,000	2,500	87	-	(2,587)	-

Donated services and overhead	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	(14,977)	(14,977)

Balance - April 30, 2001	2,500,000	2,500	87	9,000	(17,564)	(5,977)

Donated services and overhead	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	(16,657)	(16,657)

Balance - April 30, 2002	2,500,000	2,500	87	18,000	(34,221)	(13,634)

Donated services and overhead	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	(21)	(21)

Balance - April 30, 2003	2,500,000	2,500	87	27,000	(34,242)	(4,655)

(The accompanying notes are an integral part of the interim financial statements)

General Gold Corporation
(formerly Gentry Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
For the Year Ended April 30, 2003
(expressed in U.S. dollars)

1. Development Stage Company

General Gold Corporation (the "Company") was incorporated in the State of Nevada, U.S.A. on July 17, 1998 under the name Gentry Resources, Inc. Effective July 7, 2003, the Company changed its name to General Gold Corporation. The Company acquired a license in 1999 to market and distribute an oxygen enriched water product called "Biocatalyst". However, due to a dispute with the original license holder, the Company lost its rights to the license. Refer to Note 3.

The Company's current business plan is as a "blank check" company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing "penny stock" securities.

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

  General Gold Corporation
  (formerly Gentry Resources, Inc.)
  (A Development Stage Company)
  Notes to the Financial Statements
  For the Year Ended April 30, 2003
  (expressed in U.S. dollars)

  2. Summary of Significant Accounting Policies (continued)

   Comprehensive Loss

  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

   Financial Instruments

  The fair values of accounts payable, accrued liabilities and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

   Recent Accounting Pronouncements

  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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

  In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

  General Gold Corporation
  (formerly Gentry Resources, Inc.)
  (A Development Stage Company)
  Notes to the Financial Statements
  For the Year Ended April 30, 2003
  (expressed in U.S. dollars)

  2. Summary of Significant Accounting Policies (continued)

  g) Recent Accounting Pronouncements (continued)

  FASB has also issued SFAS No. 147 and 149 but they do not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

  Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

3. License The Company's only asset was a license to distribute and produce an oxygen enriched water product, called "Biocatalyst," for remediation of sewage and waste water in septic tanks and waste water treatment facilities, and for other similar uses, and the rights accruing from this license. The Company acquired the three-year license from Mortenson & Associates ("Mortenson") on April 28, 1999 by issuing 2,000,000 shares at a fair market value of $.001 per share, or $2,000. Mortenson acquired its right to sublicense Biocatalyst to the Company from NW Technologies, who became involved in a legal dispute with Mortenson involving the license rights. The Company retained the right to prosecute a claim against Mortenson for breach of contract. However, the Company has no plans to pursue a claim, and has written off the license rights.

4. Related Party Transactions/Balances
  The amount owing to the former President of the Company was non-interest bearing and unsecured with no fixed terms of repayment. During the year, $12,887 of expenses, consisting largely of professional fees, were paid for on behalf of the Company by this related party. The former President agreed to forgive all amounts owing to him and as a result, $16,887 has been recognized during the year ended April 30, 2003 as a gain on forgiveness of debt.
  The Company has received donated services and overhead from the former President of the Company and from the current President of the Company valued at $500 per month for services and $250 per month for overhead.
5. Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred cumulative net operating losses of $7,242 which commence expiring in 2018. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

General Gold Corporation
(formerly Gentry Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
For the Year Ended April 30, 2003
(expressed in U.S. dollars)

5. Income Tax (continued)

The components of the net deferred tax asset at April 30, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2003 $	2002 $

Net Operating Loss	-	(7,657)

Statutory Tax Rate	34%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	-	2,603

Valuation Allowance	-	(2,603)

Net Deferred Tax Asset	-	-

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chairman and chief financial officer. Based upon that evaluation, our company's chairman and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's chairman and chief financial as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
William Whittle	Director, President, CEO and CFO	52	March 5, 2003

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

William Whittle

Mr. Whittle became our President, CEO and CFO on March 5, 2003 upon the resignation of Mr. Michael Kirsh.

Mr. Whittle has worked in the mining industry since 1992 and serves as Director and Vice-President of Big Bear Gold Corporation of Delaware and Director and President of Canadian Mono Mines Inc. of British Columbia, Canada. Mr. Whittle is 52 years old

Committees of the Board

We do not have a standing audit, nominating or compensation committees at the present time. Our company did not hold any formal board meetings during the year ended April 30, 2003. All the proceedings of the Board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Nevada General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

Family Relationships

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

None of the current directors or officers of our company are related by blood or marriage.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

We currently do not have an audit nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner with the exception of William Whittle who has not filed the required report as a result of his acquisition of 2,500,000 shares of common stock on February 4, 2003.

Item 10. Executive Compensation.

Executive Compensation

No executive officer of our company received annual salary and bonus in excess of $100,000 for the years ended April 30, 2003, 2002 and 2001. For the years ended April 30, 2003 and 2002, we did not pay any salaries or bonuses to any of our executive officers. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our company, from a change in control of our company or a change in such officer's responsibilities following a change in control.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company. However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal years ended April 30, 2003 and April 30, 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during fiscal year ended April 30, 2003 by any officers or directors of our company.

Directors Compensation

Directors may be paid their expenses for attending each meeting of the directors and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Certain Relationships and Related Transactions

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 9, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
William Whittle Suite 107 - 1576 Merklin Street White Rock, BC, Canada V4B 5K2	2,500,000	100%
Directors and Executive Officers as a Group	2,500,000 common shares	100%

(1) Based on 2,500,000 shares of common stock issued and outstanding as of February 9, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Change in Control

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

Item 12. Certain Relationships and Related Transactions.

There were no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 2, 1999)

3.2 By-laws (incorporated by reference from our Registration Statement on Form S-1, filed on July 2, 1999)

3.3 Amendment to the Articles of Incorporation

(4) Instruments Defining the Rights of Holders, including Indentures

4.1 Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 10, 2000)

(31) Section 302 Certification

31.1 Section 302 Certification

(32) Section 906 Certification

32.1 Section 906 Certification

Reports on Form 8-K

None.

Item 14. Principal Accountant Fees and Services

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues to date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL GOLD CORPORATION

By: /s/ William Whittle
William Whittle, President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)

Date: February 13, 2004