Form 10QSB
period 2003-07-31
GENERAL GOLD CORP
filed 2004-02-17
CIK 1076478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No. 333-82277
GENERAL GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)
Nevada	76-0594911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 107 - 1576 Merklin Street, White Rock, British Columbia, Canada V4B 5K2
(Address of principal executive offices)
604.536.5687
(Issuer's telephone number, including area code)
N/A
(Former Name, Former Address if Changed Since last Report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  ]     No  [X]

[APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.  Yes  [  ]     No  [  ].

[APPLICABLE ONLY TO CORPORATE ISSUERS]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
As of February 9, 2004, there were 2,500,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes  [  ]     No  [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

General Gold Corporation
(A Development Stage Company)

July 31, 2003

General Gold Corporation
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)
	July 31, 2003 $ (unaudited)	April 30, 2003 $ (audited)
ASSETS

Current Assets

Cash	25	-

Total Assets	25	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	1,227	1,227
Accrued liabilities	5,078	3,428
Advances from a related party (Note 3(a))	400	-

Total Liabilities	6,705	4,655

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 10,000,000 shares authorized with a par value of $0.001; 2,500,000 shares issued and outstanding	2,500	2,500

Additional Paid-in Capital	87	87

Donated Capital (Note 3(b))	29,250	27,000

	31,837	29,587

Deficit Accumulated During the Development Stage	(38,517)	(34,242)

Total Stockholders' Deficit	(6,680)	(4,655)

Total Liabilities and Stockholders' Deficit	25	-

(The accompanying notes are an integral part of the interim financial statements)

General Gold Corporation
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)
	Accumulated from July 17, 1998 (Date of Inception) to July 31,	For the Three Months Ended July 31,
	2003 $	2003 $	2002 $

Revenue	-	-
-

Expenses

Accounting and audit	10,500	1,150	500
Amortization of license and write-off	2,000	-	-
Donated overhead (Note 3(b))	9,750	750	750
Donated services (Note 3(b))	19,500	1,500	1,500
Filing and regulatory	1,500	-	250
Legal and organizational	12,154	875	1,405

Total Expenses	55,404	4,275	4,405

Loss from operations	(55,404)	(4,275)	(4,405)

Gain on forgiveness of debt	16,887	-	-

Net Loss for the Period	(38,517)	(4,275)	(4,405)

Basic Net Loss Per Share		-	-

Weighted Average Shares Outstanding		2,500,000	2,500,000

(Diluted loss per share has not been presented, as the result is anti-dilutive)

(The accompanying notes are an integral part of the interim financial statements)

General Gold Corporation
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended July 31,
	2003	2002
	$	$

Cash Flows to Operating Activities

Net loss	(4,275)	(4,405)

Adjustments to reconcile net loss to cash

Donated services	1,500	1,500
Donated overhead	750	750

Change in operating assets and liabilities

Increase in accounts payable and accrued liabilities	1,650	2,155

Net Cash Used by Operating Activities	(375)	-

Cash Flows From Financing Activities

Advances from a related party	400	-

Net Cash Provided by Financing Activities	400

Increase in Cash	25	-

Cash - Beginning of Period	-	-

Cash - End of Period	25	-

Non-Cash Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of the interim financial statements)

General Gold Corporation
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

1. Development Stage Company

General Gold Corporation (the "Company") was incorporated in the State of Nevada, U.S.A. on July 17, 1998 under the name Gentry Resources, Inc. Effective July 7, 2003, the Company changed its name to General Gold Corporation.

The Company's business plan is as a "blank check" company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing "penny stock" securities.

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

   Comprehensive Loss

  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  General Gold Corporation
  (A Development Stage Company)
  Notes to Financial Statements
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

General Gold Corporation
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)

3. Related Party Transactions/Balances

  During the quarter ended July 31, 2003, the President of the Company advanced $400 for working capital purposes. This amount is non-interest bearing, unsecured and has no repayment terms.
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

We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, our balance sheet as of July 31, 2003 reflects total assets of $25.

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

We may use outside consultants or advisors to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target company since we anticipate having limited financial resources with which to pay such obligation.

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

PLAN OF OPERATION

During the period from July 17, 1998 (our date of inception) through July 31, 2003, we have engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No revenues were received by us during this period.

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

In their Report for the fiscal year ended April 30, 2003, our independent auditors state that our failure to generate revenues and conduct operations since our inception raise substantial doubt about our ability to continue as a going concern. We will require substantial working capital, and currently have inadequate capital to fund our business. We may be unable to raise the funds necessary for implementing our business plan, which could severely limit our operations and cause our stock to have little or no value.

RESULTS OF OPERATIONS

During the period from July 17, 1998 (inception) through July 31, 2003, we have engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the Exchange Act. We have also received the benefit of donated services from our sole director and President valued at $500 per month and donated rent and overhead valued at $250 per month.

We anticipate that we will not generate revenues other than interest income, if any, and may continue to operate at a loss in the future, depending upon the performance of an acquired business.

LIQUIDITY AND CAPITAL RESOURCES

We have no cash or other assets. We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, our balance sheet as of July 31, 2003, reflects current assets of $25.

We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.

We will need additional capital to carry out our business plan to engage in a business combination. No commitments to provide additional funds have been made by our management or stockholders. There can be no assurance that any additional funds will be available on terms acceptable to us, if at all. If our cash assets prove to be inadequate to meet our operational needs, then we might seek to compensate providers of services by issuances of stock in lieu of cash. At July 31, 2003 we had $25 in cash and we had a working capital deficiency of $6.680 and, as a result, our cash on hand is not adequate to meet our operational needs.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and working capital deficiency noted above, in their report on the annual financial statements as of and for the year ended April 30, 2003, our independent auditors included an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

(3) Articles of Incorporation and By-laws.

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 2, 1999)

3.2 By-laws (incorporated by reference from our Registration Statement on Form S-1, filed on July 2, 1999)

3.3 Amendment to the Articles of Incorporation (incorporated by reference our Quarterly Report on Form 10-QSB, filed on November 17, 2003)

(4) Instruments Defining the Rights of Holders, including Indentures.

4.1 Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 10, 2000)

(31) Section 302 Certification.

31.1 Section 302 Certification

(32) Section 906 Certification.

32.1 Section 906 Certification

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GOLD CORPORATION
Date: February 13, 2004	/s/ William Whittle
By: William Whittle
Director, Chief Executive Officer, Chief Financial Officer and President
(Principal Executive Officer and Principal Financial Officer)