Form 10QSB
period 2003-10-31
GENERAL GOLD CORP
filed 2004-02-17
CIK 1076478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

General Gold Corporation
(A Development Stage Company)

October 31, 2003

General Gold Corporation
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)
	October 31, 2003 $ (unaudited)	April 30, 2003 $ (audited)
ASSETS

Current Assets

Cash	7
-

Total Assets	7	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	1,227	1,227
Accrued liabilities	6,728	3,428
Advances from a related party (Note 3(a))	400	-

Total Liabilities	8,355	4,655

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 10,000,000 shares authorized with a par value of $0.001; 2,500,000 shares issued and outstanding	2,500	2,500

Additional Paid-in Capital	87	87

Donated Capital (Note 3(b))	31,500	27,000

	34,087	29,587

Deficit Accumulated During the Development Stage	(42,435)	(34,242)

Total Stockholders' Deficit	(8,348)	(4,655)

Total Liabilities and Stockholders' Deficit	7	-

(The accompanying notes are an integral part of the interim financial statements)

General Gold Corporation
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)
	Accumulated from July 17, 1998 (Date of Inception) to October 31,	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2003	2003	2002	2003	2002
	$	$	$	$	$

Revenue
-

-

-

-

-

Expenses

Accounting and audit	11,650	1,150	500	2,300	1,000
Amortization of license and write-off	2,000	-	-	-	-
Donated overhead (Note 3(b))	10,500	750	750	1,500	1,500
Donated services (Note 3(b))	21,000	1,500	1,500	3,000	3,000
Filing and regulatory	1,500	-	250	-	500
Legal and organizational	12,672	518	125	1,393	1,530

Total Expenses	59,322	3,918	3,125	8,193	7,530

Loss from operations	(59,322)	(3,918)	(3,125)	(8,193)	(7,530)

Gain on forgiveness of debt	16,887	-	-	-	-

Net Loss for the Period	(42,435)	(3,918)	(3,125)	(8,193)	(7,530)

Basic Net Loss Per Share		-	-	-	-

Weighted Average Shares Outstanding		2,500,000	2,500,000	2,500,000	2,500,000

(Diluted loss per share has not been presented, as the result is anti-dilutive)

(The accompanying notes are an integral part of the interim financial statements)

General Gold Corporation
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)
	For the Six Months Ended October 31,
	2003	2002
	$	$

Cash Flows to Operating Activities

Net loss	(8,193)	(7,530)

Adjustments to reconcile net loss to cash

Donated services	3,000	3,000
Donated overhead	1,500	1,500

Change in operating assets and liabilities

Increase in accounts payable and accrued liabilities	3,300	3,030

Net Cash Used by Operating Activities	(393)	-

Cash Flows From Financing Activities

Advances from a related party	400	-

Net Cash Provided by Financing Activities	400	-

Increase in Cash	7	-

Cash - Beginning of Period	-	-

Cash - End of Period	7	-

Non-Cash Financing Activities		-

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of the interim financial statements)

General Gold Corporation
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

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

   Comprehensive Loss

  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  General Gold Corporation
  (A Development Stage Company)
  Notes to the Financial Statements
  (expressed in U.S. dollars)
  (unaudited)

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
  (unaudited)

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

4. Related Party Transactions/Balances

  During the period ended October 31, 2003, the President of the Company advanced $400 for working capital purposes. This amount is non-interest bearing, unsecured and has no repayment terms.
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

We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, our balance sheet as of October 31, 2003 reflects total assets of $7.

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

PLAN OF OPERATION

During the period from July 17, 1998 (our date of inception) through October 31, 2003, we have engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No revenues were received by us during this period.

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

RESULTS OF OPERATIONS

During the period from July 17, 1998 (inception) through October 31, 2003, we have engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the Exchange Act. We have also received the benefit of donated services from our sole director and President valued at $500 per month and donated rent and overhead valued at $250 per month.

We anticipate that we will not generate revenues other than interest income, if any, and may continue to operate at a loss in the future, depending upon the performance of an acquired business.

LIQUIDITY AND CAPITAL RESOURCES

We have no cash or other assets. We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, our balance sheet as of October 31, 2003, reflects current assets of $7.

We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.

We will need additional capital to carry out our business plan to engage in a business combination. No commitments to provide additional funds have been made by our management or stockholders. There can be no assurance that any additional funds will be available on terms acceptable to us, if at all. If our cash assets prove to be inadequate to meet our operational needs, then we might seek to compensate providers of services by issuances of stock in lieu of cash. On October 31, 2003 we had $7 in cash and had a working capital deficiency of $8,348, and as a result, our cash on hand is not adequate enough to meet our operational needs.

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