Form 10QSB
period 2004-01-31
GENERAL GOLD CORP
filed 2004-03-11
CIK 1076478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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
As of March 14, 2004, there were 2,500,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes  [  ]     No  [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

General Gold Corporation
(A Development Stage Company)

January 31, 2004

General Gold Corporation
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)
	January 31, 2004 $ (unaudited)	April 30, 2003 $ (audited)
ASSETS

Total Assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	1,227	1,227
Accrued liabilities	5,878	3,428
Advances from a related party (Note 3(a))	2,900	-

Total Liabilities	10,005	4,655

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 10,000,000 shares authorized with a par value of $0.001; 2,500,000 shares issued and outstanding	2,500	2,500

Additional Paid-in Capital	87	87

Donated Capital (Note 3(b))	33,750	27,000

	36,337	29,587

Deficit Accumulated During the Development Stage	(46,342)	(34,242)

Total Stockholders' Deficit	(10,005)	(4,655)

Total Liabilities and Stockholders' Deficit	-	-

(The accompanying notes are an integral part of the interim financial statements)

General Gold Corporation
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)
	Accumulated from July 17, 1998 (Date of Inception) to January 31,	For the Three Months Ended		For the Nine Months Ended
		January 31,		January 31,
	2004	2004	2003	2004	2003
	$	$	$	$	$

Revenue
-
		-	-	-	-

Expenses

Accounting and audit
	12,800	1,150	1,000	3,450	2,000
Amortization of license and write-off	2,000	-	-	-	-
Donated overhead (Note 3(b))	11,250	750	750	2,250	2,250
Donated services (Note 3(b))	22,500	1,500	1,500	4,500	4,500
Filing and regulatory	1,500	-	250	-	750
Legal and organizational	13,179	507	200	1,900	1,730

Total Expenses	63,229	3,907	3,700	12,100	11,230

Loss from operations	(63,229)	(3,907)	(3,700)	(12,100)	(11,230)

Gain on forgiveness of debt	16,887	-	-	-	-

Net Loss for the Period	(46,342)	(3,907)	(3,700)	(12,100)	(11,230)

Basic Net Loss Per Share		-	-	-	-

Weighted Average Shares Outstanding		2,500,000	2,500,000	2,500,000	2,500,000

(Diluted loss per share has not been presented, as the result is anti-dilutive)

(The accompanying notes are an integral part of the interim financial statements)

General Gold Corporation
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Nine Months Ended January 31,
	2004 $	2003 $

Cash Flows to Operating Activities

Net loss	(12,100)	(11,230)

Adjustments to reconcile net loss to cash

Donated services	4,500	4,500
Donated overhead	2,250	2,250

Change in operating assets and liabilities:

Increase in accounts payable and accrued liabilities	2,450	4,480

Net Cash Used by Operating Activities	(2,900)	-

Cash Flows From Financing Activities

Advances from a related party	2,900	-

Net Cash Provided by Financing Activities	2,900	-

Change in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	-	-

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

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

    Comprehensive Loss

    SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

    General Gold Corporation

(A Development Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

    2. Summary of Significant Accounting Policies (continued)

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

3. Related Party Transactions/Balances

  During the nine month period ended January 31, 2004, the President of the Company advanced $2,900 for working capital purposes. This amount is non-interest bearing, unsecured and has no repayment terms.

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

We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, our balance sheet as of January 31, 2004 reflects total assets of $0.

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

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and shareholder will no longer control of us. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

With respect to any merger or acquisition negotiations with a target company, we expect to focus on the percentage of our stock that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our stock following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

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

PLAN OF OPERATION

During the period from July 17, 1998 (our date of inception) through January 31, 2004, we have engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No revenues were received by us during this period.

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

RESULTS OF OPERATIONS

During the period from July 17, 1998 (inception) through January 31, 2004, we have engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the Exchange Act. We have also received the benefit of donated services from our sole director and President valued at $500 per month and donated rent and overhead valued at $250 per month.

We anticipate that we will not generate revenues other than interest income, if any, and may continue to operate at a loss in the future, depending upon the performance of an acquired business.

LIQUIDITY AND CAPITAL RESOURCES

We have no cash or other assets. We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, our balance sheet as of January 31, 2004, reflects current assets of $0.

We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.

We will need additional capital to carry out our business plan to engage in a business combination. No commitments to provide additional funds have been made by our management or stockholders. There can be no assurance that any additional funds will be available on terms acceptable to us, if at all. If our cash assets prove to be inadequate to meet our operational needs, then we might seek to compensate providers of services by issuances of stock in lieu of cash. On January 31, 2004 we had $0 in cash and had a working capital deficiency of $10,005, and as a result, our cash on hand is not adequate enough to meet our operational needs.

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

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws.

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 2, 1999).

3.2 By-laws (incorporated by reference from our Registration Statement on Form S-1, filed on July 2, 1999).

3.3 Amendment to the Articles of Incorporation (incorporated by reference our Quarterly Report on Form 10-QSB, filed on November 17, 2003).

(4) Instruments Defining the Rights of Holders, including Indentures.

4.1 Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 10, 2000).

(31) Section 302 Certification.

31.1 Section 302 Certification.

(32) Section 906 Certification.

32.1 Section 906 Certification.

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GOLD CORPORATION

Date: March 10, 2004

/s/ William Whittle

By: William Whittle

Director, Chief Executive Officer, Chief Financial Officer and President (Principal Executive Officer and Principal Financial Officer)