Form 10KSB
period 2004-04-30
GENERAL GOLD CORP
filed 2004-08-12
CIK 1076478

UNITED STATESSECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-82277

GENERAL GOLD CORPORATION
(Name of small business issuer in its charter)

Nevada	76-0594911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 107 - 1576 Merklin Street White Rock, British Columbia, Canada	V6L 3C7
(Address of principal exeuctive offices)	(Zip Code)

Issuer’s telephone number  604.737.6030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

Yes [X]        No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. Nil

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

Not Applicable

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

12,500,000 common shares issued and outstanding as of August 4, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):      Yes [   ]             No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean General Gold Corporation, unless otherwise indicated.

Corporate History

We were incorporated on July 17, 1998 under the laws of the State of Nevada, under the name Gentry Resources, Inc., in the early developmental and promotional stages. On July 7, 2003, we changed our name to General Gold Corporation. To date, our only activities have been organizational, directed at raising our initial capital and developing our business plan. We have not commenced operations. We have no full time employees and own no real estate.

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

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by, or under the supervision of our management. Management intends to concentrate on identifying prospective business opportunities which may be brought to management’s attention through present associations. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

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

The manner in which we participate in an opportunity with a target company will depend on the nature of the opportunity, our needs and desires, the needs and desires of the other party, management of the opportunity, and our relative negotiating strength. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company’s shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will, in all likelihood, hold a smaller percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

To date, we have not conducted investigations of any business opportunity or company nor have we met with representatives of any company or business. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

(a)	facilitating or improving the terms on which additional equity financing may be sought;

(b)	providing liquidity for the principals of a business;

(c)	creating a means for providing incentive stock options or similar benefits to key employees; and/or

(d)	providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

In contrast, negative aspects of becoming a publicly traded corporation registered in the United States may include:

(a)	complying with the requirements of the Securities Exchange Act of 1934;

(b)	exposure of our officers and directors to lawsuits and liabilities under various securities legislation;

(c)	distracting management’s attention from our day to day operations;

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

Investment Company Act of 1940

The Investment Company Act of 1940 regulates mutual funds and other entities that meet the definition of an “investment company”. An entity is presumed to be an investment company if 45% or more of the value of its total assets (excluding government securities and cash) consists of, and 45% or more of its income over the last four quarters is derived from securities other than either government securities or securities issued by entities that it does not control which are not themselves engaged in the business of investing in securities.

It is not feasible for us to register as an “investment company” because the regulations promulgated under the Investment Company Act of 1940 are inconsistent with our business strategy, which is to acquire an operating business and continue as an operating company with an active business.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

As there is a large number of established and well-financed entities actively seeking suitable business opportunities or business combinations, we are at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

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

We are dependent upon management’s personal abilities to evaluate business opportunities and the loss of the services of any of these individuals would adversely affect the development of our business.

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

If we are unable to obtain additional capital to finance the development of any business opportunity that we acquire, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire.

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

We are a company with a limited operating history which makes it difficult to evaluate whether we will operate profitably.

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

We have not generated any revenues and our ability to generate revenues is uncertain.

For the year ended April 30, 2004, we have not generated any revenues and do not anticipate generating any revenues until we acquire a business opportunity or complete a business combination. As of April 30, 2004, we had net income of $0. We also had an accumulated deficit of $55,128 as at April 30, 2004. At this time, our ability to generate any revenues is uncertain.

There is no assurance that we will successfully locate business opportunities which have established operating histories.

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

We have no agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

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

The loss of William Whittle would affect our ability to identify a suitable business opportunity or enter into a suitable business operation.

We consider William Whittle vital to our continued operations. The loss of the services of this individual, for any reason, may have a materially adverse effect on our prospects. There can be no assurance in this regard nor any assurance that we will be able to find a suitable replacement for such person. Furthermore, we do not maintain “key man” life insurance on the life of this individual. To the extent that the services of this individual becomes unavailable, we will be required to retain other qualified persons, however, there can be no assurance that we will be able to do so upon acceptable terms.

We have not conducted a market research on the demand for the acquisition of a business opportunity or combination and there is no assurance that we will successfully complete such an acquisition or combination.

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

We are subject to regulation under the 1934 Act and we may be subject to regulation under the Investment Company Act of 1940 if we engage in a business combination which results in us holding passive investment interests in a number of entities.

Although we are subject to regulation under the Securities Exchange Act of 1934, management believes that we are not subject to regulation under the Investment Company Act of 1940, insofar as we are not engaged in the business of investing or trading in securities. In the event that we engage in business combinations which result in our company holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940, meaning that we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our company under the Investment Company Act of 1940 and consequently, any violation of such Act would subject us to material adverse consequences.

Because our proposed operations may result in a business combination with only one entity we may be subject to economic fluctuations within a particular business or industry, which could increase the risks associated with our operations.

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity’s business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

If we complete a business opportunity or combination, management of our company may be required to sell or transfer common shares or resign as members of our board of directors.

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

If we complete a business opportunity or combination, we may be required to issue such number of shares which would reduce the percentage of share ownership held by shareholders which may result in a change of control of our company.

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

The requirement of audited financial statements may disqualify a potential business opportunity or combination.

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Upon completion of a business opportunity or combination there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination.

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

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

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

Our By-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

As all of our assets are located outside the United States it may be difficult for investors to enforce within the United States any judgments obtained against our company or any of our officers or directors.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2. Description of Property.

Our executive and head offices are located at Suite 107 – 1576 Merklin Street, White Rock, British Columbia, Canada V4B 5K2. Our telephone number is 604.536.5687. Our officer and director, William Whittle donates the use of this location to us at no cost on a month to month basis.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

No established public trading market exists for our securities. We have no common equity subject to outstanding purchase options or warrants. We have no securities convertible into our common equity. There is no common equity that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale by shareholders. There is no common equity that is being, or has been publicly proposed to be, publicly offered by us. We may apply for listing on the National Association of Securities Dealers OTC Bulletin Board or may offer our securities in what are commonly referred to as the “pink sheets” of the National Quotation Bureau, Inc. As of August 4, 2004, there were 12,500,000 post-split (2,500,000 pre-split) shares of common stock outstanding, held by one shareholder of record.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

On March 11, 2004, we effected a forward stock split with the Nevada Secretary of State. As a result, our authorized capital increased from 10,000,000 to 50,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 2,500,000 shares of common stock to 12,500,000 shares of common stock.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6. Management Discussion and Analysis and Plan of Operation.

Review of Operations / Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. The statements contained in this section include projections of future results and “forward-looking statements” as that term is defined in Section 27A of the Act, and Section 21E of the Exchange Act. All statements that are included in this registration statement, other than statements of historical fact, are forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, in conjunction with those forward-looking statements contained in the report.

Overview

We are a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or shareholders’ equity. Consequently, our balance sheet as of April 30, 2004, reflects total assets of nil. We are a development stage company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” We have not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since our inception. All losses accumulated since inception have been considered as part of our development stage activities.

Plan of Operation

During the period from July 17, 1998 (Date of Inception) through April 30, 2004, we have engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended. No revenues were received by us during this period.

The proposed business activities described herein classify us as a “blank check” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan. The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. For this reason, management advises that any potential investor who has an interest our company should consult local blue sky counsel to determine whether the state within which that investor resides prohibits the purchase of our shares in that jurisdiction.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as we have only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on management’s business judgment.

We voluntarily filed a registration statement on Form 10-SB in order to make information concerning ourselves more readily available to the public. Management believes that a reporting company under the United States Securities Exchange Act of 1934, as amended, could provide a prospective merger or acquisition candidate with additional information concerning us. In addition, management believes that this might make us more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing our registration statement, we are obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. We intend to continue to voluntarily file these periodic reports under the United States Securities Exchange Act of 1934, as amended, even if our obligation to file such reports is suspended under applicable provisions of the United States Securities Exchange Act of 1934, as amended.

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

We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate. Our management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders.

At this time, we do not foresee generating any substantial income over the next 12 months. Our main purpose and goal is to locate and consummate a merger or acquisition with a private entity. Our directors will be compensated with stock of any surviving company subsequent to a merger or acquisition with a private entity.

We have no commitment for any capital expenditures and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next 12 months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the United States Securities Exchange Act of 1934, as amended, which should not exceed $1,500 per fiscal quarter. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

(1)	failure to make timely filings with the SEC as required by the United States Securities Exchange Act of 1934, as amended, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the United States Securities Exchange Act of 1934, as amended;

(2)	curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

(3)	inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

We hope to require potential candidate companies to deposit funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit. We do not intend to do any product research or development.

We do not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired. In our Independent Auditor’s Report, our accountants state that our failure to generate revenues and conduct operations since our inception raise substantial doubt about our ability to continue as a going concern. We will require substantial working capital, and currently has inadequate capital to fund our business. We may be unable to raise the funds necessary for implementing our business plan, which could severely limit our operations and cause our stock to be worthless.

Results of Operations

During the period from July 17, 1998 (Date of Inception) through April 30, 2004, we have engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the United States Securities Exchange Act of 1934, as amended. We have received the benefit of donated services from our sole director and President valued at $500 per month and donated rent and overhead valued at $250 per month.

We anticipate that we will not generate revenues other than interest income, if any, and may continue to operate at a loss in the future, depending upon the performance of an acquired business.

Liquidity and Capital Resources

We have no cash or other assets. We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or stockholder’s deficit. Consequently, our balance sheet as of April 30, 2004, reflects current assets of $0.

We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.

We will need additional capital to carry out our business plan to engage in a business combination. No commitments to provide additional funds have been made by our management or stockholders. There can be no assurance that any additional funds will be available on terms acceptable to us, if at all. If our cash assets prove to be inadequate to meet our operational needs, then we might seek to compensate providers of services by issuances of stock in lieu of cash. On April 30, 2004 we had a working capital deficiency of $16,541 and as a result our cash on hand is not adequate enough to meet our operational needs.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and working capital deficiency noted above, in their report on the annual financial statements as of and for the year ended April 30, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Recently Issued Accounting Standards

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supersedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purposes of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 does not have a material impact on our company’s financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

Basic and Diluted Net Income (Loss) Per Share

We computed net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Comprehensive Loss

SFAS No 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2004 and 2003, our company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in its financial statements.

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

The following financial statements are filed as part of this annual report:

Independent Auditor’s Report, dated July 22, 2004

Balance Sheets as at April 30, 2004 and April 30, 2003

Statements of Operations for the years ended April 30, 2004 and April 30, 2003 and for the period from July 17, 1998 (Date of Inception) through April 30, 2004

Statements of Cash Flows for the years ended April 30, 2004 and April 30, 2003 and for the period from July 17, 1998 (Date of Inception) through April 30, 2004

Statement of Stockholders’ Equity for the period from July 17, 1998 (Date of Inception) to April 30, 2004

Notes to Financial Statements

General Gold Corporation
(formerly Gentry Resources, Inc.)
(A Development Stage Company)

April 30, 2004

MANNING ELLIOTT	11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7
CHARTERED ACCOUNTANTS	Phone: 604.714.3600 Fax: 604.714.3669 Web: manningelliott.com

Independent Auditor’s Report

To the Stockholders and Board of Directors of
General Gold Corporation
(formerly Gentry Resources, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of General Gold Corporation (formerly Gentry Resources, Inc.) (A Development Stage Company) as of April 30, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for the period from July 17, 1998 (Date of Inception) to April 30, 2004 and the years ended April 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of General Gold Corporation (formerly Gentry Resources, Inc.) (A Development Stage Company), as of April 30, 2004 and 2003, and the results of its operations and its cash flows for the period from July 17, 1998 (Date of Inception) to April 30, 2004 and the years ended April 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott”

CHARTERED ACCOUNTANTS

Vancouver, Canada

July 22, 2004

General Gold Corporation
(formerly Gentry Resources, Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

ASSETS
Total Assets	--	--

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	5,490	1,227
Accrued liabilities	4,250	3,428
Advances from a related party (Note 3(a))	6,801	--

Total Liabilities	16,541	4,655

Contingent Liability (Note 1)
Stockholders' Deficit
Common Stock:
50,000,000 shares authorized with a par value of $0.001;
12,500,000 shares issued and outstanding	12,500	12,500
Additional Paid-in Capital (Discount) (Note 4)	(9,913)	(9,913)
Donated Capital (Note 3(b))	36,000	27,000

	38,587	29,587
Deficit Accumulated During the Development Stage	(55,128)	(34,242)

Total Stockholders' Deficit	(16,541)	(4,655)

Total Liabilities and Stockholders' Deficit	--	--

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation
(formerly Gentry Resources, Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from July 17, 1998 (Date of Inception) to April 30,	For the Year Ended April 30,
	2004 $	2004 $	2003 $
Revenue	--	--	--

Expenses
Accounting and audit	16,050	6,700	4,500
Amortization of license write-off	2,000	--	--
Donated overhead (Note 3(b))	12,000	3,000	3,000
Donated services (Note 3(b))	24,000	6,000	6,000
Filing and regulatory	2,170	670	500
Foreign currency exchange (gain)	(119)	(119)	--
Legal and organizational	15,914	4,635	2,908

Total Expenses	72,015	20,886	16,908

Loss from operations	(72,015)	(20,886)	(16,908)
Gain on forgiveness of debt (Note 3(c))	16,887	--	16,887

Net Loss for the Period	(55,128)	(20,886)	(21)

Basic and Diluted Loss Per Share		(0.00)	(0.00)

Weighted Average Shares Outstanding		12,500,000	12,500,000

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation
(formerly Gentry Resources, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from July 17, 1998 (Date of Inception) to April 30,	For the Year Ended April 30,
	2004 $	2004 $	2003 $
Cash Flows to Operating Activities
Net loss	(55,128)	(20,886)	(21)
Adjustments to reconcile net loss to cash
Gain on forgiveness of debt	(16,887)	--	(16,887)
Amortization of license write-off	2,000	--	--
Expenses not paid with cash	587	--	--
Donated services	24,000	6,000	6,000
Donated overhead	12,000	3,000	3,000
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	9,740	5,085	(4,979)

Net Cash Used by Operating Activities	(23,688)	(6,801)	(12,887)

Cash Flows From Financing Activities
Advances from a related party	23,688	6,801	12,887

Net Cash Provided by Financing Activities	23,688	6,801	12,887

Change in Cash	--	--	--
Cash - Beginning of Period	--	--	--

Cash - End of Period	--	--	--

Non-Cash Financing Activities
2,500,000 shares were issued at a fair market value of
$0.0002 per share for organizational costs	500	--	--
10,000,000 shares were issued at a fair market value of
$0.0002 per share for the acquisition of a license (Note 3)	2,000	--	--
Organizational costs paid for by a director for no
consideration treated as additional paid-in capital	87	--	--

Supplemental Disclosures
Interest paid	--	--	--
Income tax paid	--	--	--

(The accompanying notes are an integral part of the financial statements)

Gentry Resources, Inc.
(formerly Gentry Resources, Inc.)
(A Development Stage Company)
Statement of Stockholders’ Equity
From July 17, 1998 (Date of Inception) to April 30, 2004
(expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Donated	Deficit Accumulated During the Development
	Shares #	Par Value $	Capital $	Capital $	Stage $	Total $
Balance - July 17, 1998 (Date of Inception)	--	--	--	--	--	--
Stock issued for $500 of organizational expenses	2,500,000	2,500	(2,000)	--	--	500
Additional paid in capital for organizational
expenses incurred by a director on behalf of the
Company	--	--	87	--	--	87
Stock issued for "The Biocatalyst License" at a fair
market value of $0.0002 per share	10,000,000	10,000	(8,000)	--	--	2,000
Net loss for the period	--	--	--	--	(587)	(587)

Balance - April 30, 1999	12,500,000	12,500	(9,913)	--	(587)	2,000
Net loss for the year	--	--	--	--	(2,000)	(2,000)

Balance - April 30, 2000	12,500,000	12,500	(9,913)	--	(2,587)	--
Donated services and overhead	--	--	--	9,000	--	9,000
Net loss for the year	--	--	--	--	(14,977)	(14,977)

Balance - April 30, 2001	12,500,000	12,500	(9,913)	9,000	(17,564)	(5,977)
Donated services and overhead	--	--	--	9,000	--	9,000
Net loss for the year	--	--	--	--	(16,657)	(16,657)

Balance - April 30, 2002	12,500,000	12,500	(9,913)	18,000	(34,221)	(13,634)
Donated services and overhead	--	--	--	9,000	--	9,000
Net loss for the year	--	--	--	--	(21)	(21)

Balance - April 30, 2003	12,500,000	12,500	(9,913)	27,000	(34,242)	(4,655)
Donated services and overhead	--	--	--	9,000	--	9,000
Net loss for the year	--	--	--	--	(20,886)	(20,886)

Balance - April 30, 2004	12,500,000	12,500	(9,913)	36,000	(55,128)	(16,541)

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation
(formerly Gentry Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements For the Year Ended April 30, 2004
(expressed in U.S. dollars)

1. Development Stage Company

General Gold Corporation (the “Company”) was incorporated in the State of Nevada, U.S.A. on July 17, 1998 under the name Gentry Resources, Inc. Effective July 7, 2003, the Company changed its name to General Gold Corporation. The Company acquired a license in 1999 to market and distribute an oxygen enriched water product called “Biocatalyst”. However, due to a dispute with the original license holder, the Company lost its rights to the license. Refer to Note 3.

The Company’s current business plan is as a “blank check” company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing “penny stock” securities.

The Company is a development stage company, in which management is devoting most of its activities to investigating business opportunities. Planned principal activities have not yet commenced. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that the Company will be able to raise any equity financing or find an appropriate merger candidate. As at April 30, 2004, the Company has a working capital deficiency of $16,541 and accumulated losses of $55,128 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. There is substantial doubt regarding the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

a)	Year End

The Company’s year-end is April 30.

b)	Use of Estimates

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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

General Gold Corporation
(formerly Gentry Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
For the Year Ended April 30, 2004
(expressed in U.S. dollars)

2.     Summary of Significant Accounting Policies (continued)

f)	Financial Instruments

The fair values of accounts payable, accrued liabilities and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)	Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supersedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

i)	Income Taxes

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

3.     Related Party Transactions/Balances

(a)	During the year ended April 30, 2004 the President of the Company advanced $6,801 for working capital purposes. This amount is non-interest bearing and unsecured with no fixed terms of repayment.

(b)	The Company has received donated services and overhead from the current and former President of the Company valued at $500 per month for services and $250 per month for overhead.

(c)	The amount owing to the former President of the Company was non-interest bearing and unsecured with no fixed terms of repayment. During the year ended April 30, 2003, $12,887 of expenses which consisted largely of professional fees, were paid for on behalf of the Company by this related party. The former President agreed to forgive all amounts owing to him and as a result, $16,887 was recognized during the year ended April 30, 2003 as a gain on forgiveness of debt.

4.	Common Stock

On March 8, 2004, the Company affected a forward stock split on a five new shares for one old share basis as approved by the directors of the Company. All share amounts have been retroactively adjusted for all periods presented.

General Gold Corporation
(formerly Gentry Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
For the Year Ended April 30, 2004
(expressed in U.S. dollars)

4. Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred cumulative net operating losses of approximately $27,000 which commence expiring in 2018. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at April 30, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2004 $	2003 $
Net Operating Income (Loss)	11,886	7,908
Statutory Tax Rate	34%	34%
Effective Tax Rate	--	--
Deferred Tax Asset	4,041	2,689
Valuation Allowance	(4,041)	(2,689)

Net Deferred Tax Asset	--	--

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being April 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s chairman and chief financial as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of theExchange Act.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
William Whittle	Director, President, CEO and CFO	53	March 5, 2003

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

William Whittle

Mr. Whittle became our President, CEO and CFO on March 5, 2003 upon the resignation of Mr. Michael Kirsh.

Mr. Whittle has worked in the mining industry since 1992 and serves as Director and Vice-President of Big Bear Gold Corporation of Delaware and Director and President of Canadian Mono Mines Inc. of British Columbia, Canada. Mr. Whittle is 53 years old.

Committees of the Board

We do not have a standing audit, nominating or compensation committees at the present time. Our company did not hold any formal board meetings during the year ended April 30, 2004. All the proceedings of the Board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Nevada General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

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

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues to date.

Code of Ethics

Effective August 10, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)     honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)     full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)     compliance with applicable governmental laws, rules and regulations;

(4)     the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)     accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: General Gold Corporation, Suite 107 – 1576 Merklin Street, White Rock, British Columbia, Canada, V4B 5K2, Attention: William Whittle.

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner with the exception of William Whittle who has not filed the required report as a result of his acquisition of 2,500,000 shares of common stock on February 4, 2003 and the required report as a result of the forward split effective March 11, 2004.

Item 10. Executive Compensation.

Executive Compensation

No executive officer of our company received annual salary and bonus in excess of $100,000 for the years ended April 30, 2004, 2003 and 2002. For the years ended April 30, 2004 and 2003, we did not pay any salaries or bonuses to any of our executive officers. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company. However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal years ended April 30, 2004 and April 30, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during fiscal year ended April 30, 2004 by any officers or directors of our company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 4, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
William Whittle Suite 107 - 1576 Merklin Street White Rock, BC, Canada V4B 5K2	12,500,000	100%
Directors and Executive Officers as a Group	12,500,000 common shares	100%

(1)     Based on 12,500,000 shares of common stock issued and outstanding as of August 4, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Change in Control

None.

Equity Compensation Plan Information

We did not have any equity compensation plans as at April 30, 2004

Item 12. Certain Relationships and Related Transactions.

There were no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 2, 1999)

3.2	By-laws (incorporated by reference from our Registration Statement on Form S-1, filed on July 2, 1999)

3.3	Amendment to the Articles of Incorporation (incorporated by reference our Quarterly Report on Form 10-QSB, filed on November 17, 2003).

3.4*	Certificate of Forward Stock Split

(4) Instruments Defining the Rights of Holders, including Indentures

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 10, 2000)

(14) Code of Ethics

14.1*	Code of Ethics

(31) Section 302 Certification

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002

(32) Section 906 Certification

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On March 15, 2004 we filed a current Form 8-K announcing that the five (5) for one (1) forward split of our authorized and issued and outstanding common shares was effected with the Nevada Secretary of State on March 11, 2004.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Manning Elliott for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended April 30, 2004 and April 30, 2003 were $6,950.

Audit Related Fees

For the fiscal years ended April 30, 2004 and April 30, 2003 , the aggregate fees billed for assurance and related services by Manning Elliott relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $Nil.

Tax Fees

For the fiscal years ended April 30, 2004 and April 30, 2003, the aggregate fees billed by Manning Elliott for other non-audit professional services, other than those services listed above, totalled $Nil.

We do not use Manning Elliott for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Manning Elliott to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliott is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

(a)	approved by our audit committee (which consists of entire Board of Directors); or

(b)	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Manning Elliott and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Manning and Elliott’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL GOLD CORPORATION

By: /s/ William Whittle
William Whittle,
President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)

Date: August 11, 2004