Form 10QSB
period 2004-07-31
GENERAL GOLD CORP
filed 2004-09-14
CIK 1076478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

604.536.5687
(Issuer’s telephone number, including area code)

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

[APPLICABLE ONLY TO CORPORATE ISSUERS]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

As of September 10, 2004, there were 12,500,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [    ] No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

General Gold Corporation
(A Development Stage Company)
July 31, 2004

General Gold Corporation
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	July 31, 2004 $ (unaudited)	April 30, 2004 $ (audited)

ASSETS
Current Assets
Cash	47	--

Total Assets	47	--

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	2,002	5,490
Accrued liabilities	3,930	4,250
Due to related party (Note 3(a))	12,131	6,801

Total Liabilities	18,063	16,541

Contingent Liability (Note 1)
Stockholders' Deficit
Common Stock:
50,000,000 shares authorized with a par value of $0.001;
12,500,000 shares issued and outstanding	12,500	12,500
Additional Paid-in Capital (Discount) (Note 4)	(9,913)	(9,913)
Donated Capital (Note 3(b))	38,250	36,000
Deficit Accumulated During the Development Stage	(58,853)	(55,128)

Total Stockholders' Deficit	(18,016)	(16,541)

Total Liabilities and Stockholders' Deficit	47	--

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from July 17, 1998 (Date of Inception) to July 31,	For the Three Months Ended July 31,
	2004 $	2004 $	2003 $
Revenue	--	--	--

Expenses
Amortization of license write-off	2,000	--	--
Donated overhead (Note 3(b))	12,750	750	750
Donated services (Note 3(b))	25,500	1,500	1,500
Filing and regulatory	2,545	375	--
General and administrative	151	270	--
Professional fees	32,794	830	2,025

Total Expenses	75,740	3,725	4,275

Loss from operations	(75,740)	(3,725)	(4,275)
Gain on forgiveness of debt (Note 3(c))	16,887	--	--

Net Loss for the Period	(58,853)	(3,725)	(4,275)

Basic and Diluted Loss Per Share		--	--

Weighted Average Shares Outstanding		12,500,000	12,500,000

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended July 31,
	2004 $	2003 $
Cash Flows to Operating Activities
Net loss	(3,725)	(4,275)
Adjustments to reconcile net loss to net cash used by
operating activities
Donated services	1,500	1,500
Donated overhead	750	750
Change in operating assets and liabilities
Accounts payable and accrued liabilities	(3,808)	1,650

Net Cash Used by Operating Activities	(5,283)	(375)

Net Cash Used by Investing Activities	--	--

Cash Flows From Financing Activities
Due to related party	5,330	400

Net Cash Provided by Financing Activities	5,330	400

Change in Cash	47	25
Cash - Beginning of Period	--	--

Cash - End of Period	47	25

Non-Cash Investing and Financing Activities	--	--

Supplemental Disclosures
Interest paid	--	--
Income tax paid	--	--

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

The Company is a development stage company, in which management is devoting most of its activities to investigating business opportunities. Planned principal activities have not yet commenced. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that the Company will be able to raise any equity financing or find an appropriate merger candidate. As at July 31 2004, the Company has a working capital deficiency of $18,016 and accumulated losses of $58,853 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. There is substantial doubt regarding the Company’s ability to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

2.         Summary of Significant Accounting Policies (continued)

f)	Financial Instruments

The fair values of accounts payable, accrued liabilities and due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

h)	Income Taxes

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

i)	Recent Accounting Pronouncements

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

j)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.          Related Party Transactions/Balances

(a)	At July 31, 2004, the President of the Company is owed $12,131 for cash advances and reimbursement of expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

(b)	The Company has received donated services and overhead from the current and former President of the Company valued at $500 per month for services and $250 per month for overhead.

(c)	The amount owing to the former President of the Company was non-interest bearing and unsecured with no fixed terms of repayment. During the year ended April 30, 2003, $12,887 of expenses which consisted largely of professional fees, were paid for on behalf of the Company by this related party. The former President agreed to forgive all amounts owing to him and as a result, $16,887 was recognized during the year ended April 30, 2003 as a gain on forgiveness of debt.

4.           Common Stock

On March 8, 2004, the Company affected a forward stock split on a five new shares for one old share basis as approved by the directors of the Company. All share amounts have been retroactively adjusted for all periods presented.

Item 2.          Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The statements contained in this section include projections of future results and “forward-looking statements” as that term is defined in the Exchange Act. All statements that are included in this report, other than statements of historical fact, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, general business conditions.

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

PLAN OF OPERATION

We are a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or shareholders’ equity. Consequently, our balance sheet as of July 31, 2004, reflects total assets of nil. We are a development stage company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” We have not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since our inception. All losses accumulated since inception have been considered as part of our development stage activities.

During the period from July 17, 1998 (Date of Inception) through July 31, 2004, we have engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended. No revenues were received by us during this period.

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

RESULTS OF OPERATIONS

During the period from July 17, 1998 (Date of Inception) through July 31, 2004, we have engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the United States Securities Exchange Act of 1934, as amended. We have received the benefit of donated services from our sole director and President valued at $500 per month and donated rent and overhead valued at $250 per month.

We anticipate that we will not generate revenues other than interest income, if any, and may continue to operate at a loss in the future, depending upon the performance of an acquired business.

LIQUIDITY AND CAPITAL RESOURCES

We have no cash or other assets. We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or stockholder’s deficit. Consequently, our balance sheet as of July 31, 2004, reflects current assets of $47.

We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.

We will need additional capital to carry out our business plan to engage in a business combination. No commitments to provide additional funds have been made by our management or stockholders. There can be no assurance that any additional funds will be available on terms acceptable to us, if at all. If our cash assets prove to be inadequate to meet our operational needs, then we might seek to compensate providers of services by issuances of stock in lieu of cash. On July 31, 2004 we had a working capital deficiency of $18,016 and as a result our cash on hand is not adequate enough to meet our operational needs.

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

Item 3.          Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being July 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

PART II — OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

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
Date: September 14, 2004