Form 10QSB
period 2004-10-31
GENERAL GOLD CORP
filed 2004-12-16
CIK 1076478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

As of December 1, 2004, there were 12,500,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes  [  ]     No  [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

General Gold Corporation
(A Development Stage Company)

October 31, 2004

General Gold Corporation
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)
	October 31, 2004 $ (unaudited)	April 30, 2004 $ (audited)
ASSETS
Current Assets
Cash	76	-

Total Assets	76	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	4,923	5,490
Accrued liabilities	1,750	4,250
Due to related party (Note 3(a))	15,907	6,801

Total Liabilities	22,580	16,541

Contingent Liability (Note 1)
Stockholders' Deficit
Common Stock: 50,000,000 shares authorized with a par value of $0.001; 12,500,000 shares issued and outstanding	12,500	12,500
Additional Paid-in Capital (Discount) (Note 4)	(9,913)	(9,913)
Donated Capital (Note 3(b))	40,500	36,000
Deficit Accumulated During the Development Stage	(65,591)	(55,128)

Total Stockholders' Deficit	(22,504)	(16,541)

Total Liabilities and Stockholders' Deficit	76	-

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)
	Accumulated from July 17, 1998 (Date of Inception) to October 31, 2004 $	For the Three Months Ended October 31,		For the Six Months Ended October 31,
		2004 $	2003 $	2004 $	2003 $
Revenue	-	-	-	-	-

Expenses
Amortization of license and write-off	2,000	-	-	-	-
Donated overhead (Note 3(b))	13,500	750	750	1,500	1,500
Donated services (Note 3(b))	27,000	1,500	1,500	3,000	3,000
Filing and regulatory	2,545	-	-	375	-
General and administrative	679	528	-	798	-
Professional fees	36,754	3,960	1,668	4,790	3,693

Total Expenses	82,478	6,738	3,918	10,463	8,193

Loss from operations	(82,478)	(6,738)	(3,918)	(10,463)	(8,193)
Gain on forgiveness of debt	16,887	-	-	-	-

Net Loss for the Period	(65,591)	(6,738)	(3,918)	(10,463)	(8,193)

Net Loss Per Share - Basic and Diluted		-	-	-	-

Weighted Average Shares Outstanding		12,500,000	12,500,000	12,500,000	12,500,000

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)
	For the Six Months Ended October 31,
	2004 $	2003 $
Cash Flows to Operating Activities
Net loss	(10,463)	(8,193)
Adjustments to reconcile net loss to net cash used by operating activities:
Donated services	3,000	3,000
Donated overhead	1,500	1,500
Change in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued liabilities	(3,067)	3,300

Net Cash Used by Operating Activities	(9,030)	(393)

Cash Flows From Financing Activities
Advances from a related party	9,106	400

Net Cash Provided by Financing Activities	9,106	400

Increase in Cash	76	7
Cash - Beginning of Period	-	-

Cash - End of Period	76	7

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

1. Development Stage Company

General Gold Corporation (the "Company") was incorporated in the State of Nevada, U.S.A. on July 17, 1998 under the name Gentry Resources, Inc. Effective July 17, 2003, the Company changed its name to General Gold Corporation. The Company acquired a license in 1999 to market and distribute an oxygen enriched water product called "Biocatalyst". However, due to a dispute with the original license holder, the Company lost its rights to the license.

The Company's current business plan is as a "blank check" company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing "penny stock" securities.

The Company is a development stage company, in which management is devoting most of its activities to investigating business opportunities. Planned principal activities have not yet commenced. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that the Company will be able to raise any equity financing or find an appropriate merger candidate. As at October 31 2004, the Company has a working capital deficiency of $22,504 and accumulated losses of $65,591 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. There is substantial doubt regarding the Company's ability to continue as a going concern.

2. Summary of Significant Accounting Policies

a) Year End

The Company's year-end is April 30.

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of six months or less at the time of issuance to be cash equivalents.

d) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

g) Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i) Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements". The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

3. Related Party Transactions/Balances

At October 31, 2004, the President of the Company is owed $15,907 for cash advances and reimbursement of expenses paid on behalf of the Company. This amount is non-interest bearing and unsecured with no fixed terms of repayment.

The Company has received donated services and overhead from the current and former President of the Company valued at $500 per month for services and $250 per month for overhead.

The amount owing to the former President of the Company was non-interest bearing and unsecured with no fixed terms of repayment. During the year ended April 30, 2003, $12,887 of expenses which consisted largely of professional fees, were paid for on behalf of the Company by this related party. The former President was also owed $4,000 for advances made during the year ended April 30, 2002. The former President agreed to forgive all amounts owing to him and as a result, $16,887 was recognized during the year ended April 30, 2003 as a gain on forgiveness of debt.

4. Common Stock

On March 8, 2004, the Company affected a forward stock split on a five new shares for one old share basis as approved by the directors of the Company. All share amounts have been retroactively adjusted for all periods presented.

5. Subsequent Event

On November 14, 2004, the Company entered into a letter of intent with Gold Range, LLC ("Gold Range"), a Nevada corporation to acquire substantially all of the assets Gold Range uses to conduct the operations of Independence Mines LLC ("Independence"). Under the terms of the agreement, Gold Range shall grant to Independence the option Gold Range holds to the Independence mining claims, tailings, underground workings, 25,000 feet of drill core and the mill and millsite, located in Lander County, Nevada. The assets of Independence include land and associated mineral rights and mining claims, vehicles, equipment and historical mining data. The letter of intent is subject to a 45 day due diligence and evaluation period, which expires on December 31, 2004.

The total purchase price for Independence is as follows:

1. The payment of $75,000 in cash consisting of $25,000 paid at closing, an additional $25,000 cash when the existing mineral option is converted to an acceptable lease in favor of Independence and the final $25,000 cash within 30 days of the lease date.

2. The issuance of 2,500,000 restricted common shares at the time of the final cash payment.

3. A 1% net smelter royalty payable to Gold Range.

There is no assurance that the acquisition of Independence will close, as the transaction remains subject to numerous conditions precedent, including the requirement to fund the purchase price.

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

Potential Acquisition of Independence Mines, LLC

On November 14, 2004 we entered into a letter of intent with Independence Mines, LLC and Gold Range, LLC with respect to the purchase of substantially all of the assets (the "Assets") Gold Range LLC uses to conduct the business of Independence Mines, LLC (the "Business").

Upon the basis of representations and conditions to be set forth in a definitive written purchase agreement, Gold Range, LLC shall cause Independence Mines, LLC to be formed in Nevada and Gold Range, LLC shall grant to Independence the option it now holds to the Independence mining claims, tailings, underground workings, 25,000 feet of drill core and the mill and millsite, located in Lander County, Nevada in order to sell, convey, transfer and assign the Business, and all of the Assets used in the Business as it is currently being conducted. The Assets located in Lander County are situated in the Battle Mountain Gold District and include 240 acres surrounded by Newmont Gold's Battle Mountain holdings. The Assets include, but are not limited to, land and associated mineral rights, any and all mining claims, leases or existing options on same, any drill logs and core, all vehicles, equipment, containers, mining permits, water rights both owned and under option as well as historical mining data and each and every engineering report, good or bad, and any and all operating rights of Gold Range, LLC. The letter of intent is subject to a 45 day due diligence and evaluation period, which expires on December 31, 2004. Should we elect to proceed after the expiration of this period we must close the acquisition within a reasonable period of time.

The total purchase price for Independence Mines, LLC shall be as follows:

1. $75,000 cash: $25,000 paid at closing, an additional $25,000 cash when the existing option is converted to an acceptable lease in favour of Independence Mines, LLC and the final $25,000 cash within 30 days of the lease recordation date.

2. 2,500,000 restricted common shares @ $0.001 par value issued with the final cash payment.

3. A 1% net smelter royalty payable to Gold Range, LLC in addition to other underlying NSR requirements.

We cannot provide any assurances that the acquisition of Independence Mines will close, as the transaction remains subject to numerous conditions precedent which, among other things, includes:

  the finalization of satisfactory formal documentation;
  the satisfactory completion of various searches and other due diligence reasonable or customary in such an acquisition;
  our obtaining financing sufficient to fund the purchase price;
  satisfactory review of title to the assets of Independence Mines;
  approval of our Board of Directors being obtained; and
  approval of the Board of Directors of Independence Mines and approval of all of the security holders of Independence Mines being obtained.

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

We are dependent upon management's personal abilities to evaluate business opportunities and the loss of the services of any of these individuals would adversely affect the development of our business.

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

For the six months ended October 31, 2004, we have not generated any revenues and do not anticipate generating any revenues until we acquire a business opportunity or complete a business combination. As of October 31, 2004, we had net income of $0. We also had an accumulated deficit of $65,591 as at October 31, 2004. At this time, our ability to generate any revenues is uncertain.

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

We consider William Whittle vital to our continued operations. The loss of the services of this individual, for any reason, may have a materially adverse effect on our prospects. There can be no assurance in this regard nor any assurance that we will be able to find a suitable replacement for such person. Furthermore, we do not maintain "key man" life insurance on the life of this individual. To the extent that the services of this individual becomes unavailable, we will be required to retain other qualified persons, however, there can be no assurance that we will be able to do so upon acceptable terms.

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

PLAN OF OPERATION

We are a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, our balance sheet as of October 31, 2004, reflects total assets of nil. We are a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We have not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since our inception. All losses accumulated since inception have been considered as part of our development stage activities.

During the period from July 17, 1998 (Date of Inception) through October 31, 2004, we have engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended. No revenues were received by us during this period.

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

RESULTS OF OPERATIONS

During the period from July 17, 1998 (Date of Inception) through October 31, 2004, we have engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the United States Securities Exchange Act of 1934, as amended. We have received the benefit of donated services from our sole director and President valued at $500 per month and donated rent and overhead valued at $250 per month.

We anticipate that we will not generate revenues other than interest income, if any, and may continue to operate at a loss in the future, depending upon the performance of an acquired business.

LIQUIDITY AND CAPITAL RESOURCES

We have no cash or other assets. We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or stockholder's deficit. Consequently, our balance sheet as of October 31, 2004, reflects current assets of $76.

We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.

In order to proceed with the acquisition of Independence Mines, LLC we will have to pay $75,000 within a short period of time upon completion of the due diligence period, which expires on December 31, 2004.

We will need additional capital to carry out our business plan for the acquisition of Independence Mines, LLC or to engage in any business combination. No commitments to provide additional funds have been made by our management or stockholders. There can be no assurance that any additional funds will be available on terms acceptable to us, if at all. If our cash assets prove to be inadequate to meet our operational needs, then we might seek to compensate providers of services by issuances of stock in lieu of cash. On October 31, 2004 we had a working capital deficiency of $22,504 and as a result our cash on hand is not adequate enough to meet our operational needs.

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

Recently Issued Accounting Standards

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purposes of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 does not have a material impact on our company's financial statements.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being October 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief executive officer. Based upon that evaluation, our company's president and our company's chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On November 17, 2004 our Board of Directors appointed Walter T. (Terry) Plummer as a director and David J. Salari as the Secretary and a director of our company.

Terry Plummer is the President of RMS-Ross Corporation, a company engaged in machinery manufacturing and repairs, specializing in gold recovery equipment. Mr. Plummer founded RMS-Ross Corporation in 1982. From February 16, 1998 and June 5, 2001 respectively, Mr. Plummer was a director and the president of Consolidated Silver Tusk Mines Ltd., a junior mining exploration company listed on the TSX Venture Exchange. Mr. Plummer is a member of the Canadian Institute of Mining and a member of the Canadian Mineral Processing Association.

Mr. Salari is a Professional Engineer who over the past 20 years, has been involved in the design, supply, and commissioning of mining and mineral processing systems throughout the world for gold and silver, base metals, and industrial minerals. Commencing in 2004 and presently Mr. Salari is the President of D.E.N.M. Engineering, a company engaged in the engineering, design and installation of mineral processing equipment and systems. From 1986 to 2004 Mr. Salari was the Vice President of MPE International Inc. where he managed the engineering and design of metallurgical processing equipment for precious, base, and industrial minerals. From 1980 to 1986 Mr. Salari worked with Placer Development Ltd. in various metallurgist and engineering capacities. Recently, he was involved as Process Manager for the construction and start-up of a 4000 TPD heap leach operation in the Comstock region of Nevada. His duties included heap pad construction, recovery plant, and dealing with The Nevada Division of Environmental Protection in permit related issues. Mr. Salari is a graduate of the University of Toronto (1980) with a BASc degree in Metallurgical Engineering.

Item 6. Exhibits.

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

Date: December 16, 2004