Form 10QSB
period 2005-01-31
GENERAL GOLD CORP
filed 2005-04-22
CIK 1076478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐	No ☒

[APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.  Yes  ☐     No  ☐.

[APPLICABLE ONLY TO CORPORATE ISSUERS]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of March 1, 2005, there were 12,620,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes  ☐     No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended January 31, 2005 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

General Gold Corporation

(A Development Stage Company)

January 31, 2005

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

General Gold Corporation

(A Development Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	January 31, 2005 $	April 30, 2004 $
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	5,353	–

Total Assets	5,353	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	2,044	5,490
Accrued liabilities	1,546	4,250
Due to related party (Notes 3(a) and (b))	10,940	6,801

Total Liabilities	14,530	16,541

Contingent Liability (Note 1)

Stockholders’ Deficit

Common Stock: 50,000,000 shares authorized with a par value of $0.001; 12,620,000 and 12,500,000 shares issued and outstanding, respectively	12,620	12,500

Additional Paid-in Capital (Discount) (Note 4)	17,057	(9,913)

Donated Capital (Note 3(c))	42,750	36,000

Deficit Accumulated During the Development Stage	(81,604)	(55,128)

Total Stockholders’ Deficit	(9,177)	(16,541)

Total Liabilities and Stockholders’ Deficit	5,353	–

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation

(A Development Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	Accumulated from July 17, 1998 (Date of Inception) to January 31,	For the Three Months Ended		For the Nine Months Ended
		January 31,		January 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Amortization of license and write-off	2,000	–	–	–	–
Donated overhead (Note 3(c))	14,250	750	750	2,250	2,250
Donated services (Note 3(c))	28,500	1,500	1,500	4,500	4,500
Filing and regulatory	2,545	–	–	375	–
General and administrative	11,931	11,252	–	12,050	–
Professional fees	39,265	2,511	1,657	7,301	5,350

Total Expenses	98,491	16,013	3,907	26,476	12,100

Loss from operations	(98,491)	(16,013)	(3,907)	(26,476)	(12,100)

Gain on forgiveness of debt	16,887	–	–	–	–

Net Loss for the Period	(81,604)	(19,923)	(3,907)	(30,386)	(12,100)

Basic Net Loss Per Share		–	–	–	–

Weighted Average Shares Outstanding		12,554,000	12,500,000	12,518,000	12,500,000

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation

(A Development Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the
	Nine Months Ended
	January 31,
	2005	2004
	$	$

Cash Flows to Operating Activities

Net loss	(26,476)	(12,100)

Adjustments to reconcile net loss to net cash used by operating activities:

Donated services	4,500	4,500
Donated overhead	2,250	2,250

Change in operating assets and liabilities:

Accounts payable and accrued liabilities	(6,150)	2,450

Net Cash Used in Operating Activities	(25,876)	(2,900)

Cash Flows From Financing Activities

Advances from a related party	4,139	2,900
Proceeds from issuance of common stock	27,090	–

Net Cash Provided by Financing Activities	31,229	2,900

Change in Cash	5,353	–

Cash - Beginning of Period	–	–

Cash - End of Period	5,353	–

Non-Cash Investing and Financing Activities	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation

(A Development Stage Company

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

The Company is a development stage company, in which management is devoting most of its activities to investigating business opportunities. Planned principal activities have not yet commenced. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that the Company will be able to raise any equity financing or find an appropriate merger candidate. As at January 31 2005, the Company has a working capital deficiency of $9,177 and accumulated losses of $81,604 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. There is substantial doubt regarding the Company’s ability to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

General Gold Corporation

(A Development Stage Company

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

General Gold Corporation

(A Development Stage Company

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
(a)

At January 31, 2005, the President of the Company is owed $8,440 for cash advances and reimbursement of expenses paid on behalf of the Company. This amount is non-interest bearing and unsecured with no fixed terms of repayment.

	(b)	At January 31, 2005, a director of the Company is owed $2,500 for cash advances to the Company. This amount is non-interest bearing and unsecured with no fixed terms of repayment.
	(c)	The Company has received donated services and overhead from the current and former President of the Company valued at $500 per month for services and $250 per month for overhead.
(d)

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
(a)

On March 8, 2004, the Company affected a forward stock split on a five new shares for one old share basis as approved by the directors of the Company. All share amounts have been retroactively adjusted for all periods presented.

(b)

On December 6, 2004, the Company issued 20,000 units at a price of $0.25 per unit for cash proceeds of $5,000, less issue costs of $485. Each unit consists of one share of common stock of the Company and one-half share purchase warrant. One warrant allows the holder to purchase one share of common stock of the Company at a price of $0.50.

(c)

On January 18, 2005, the Company issued 100,000 units at a price of $0.25 per unit for cash proceeds of $25,000, less issue costs of $2,425. Each unit consists of one share of common stock of the Company and one-half share purchase warrant. One warrant allows the holder to purchase one share of common stock of the Company at a price of $0.50.

5.	Proposed Acquisition

On November 14, 2004, the Company entered into a letter of intent with Independence Mines, LLC (“Independence”) and Gold Range, LLC (“Gold”) with respect to the purchase of substantially all of the assets that Gold uses to conduct the business of Independence. Gold shall grant to Independence the option it now holds to the Independence mining claims in Lander County, Nevada. The purchase price for Independence includes $25,000 to be paid at the close of the acquisition, $25,000 to be paid when the option is converted to an acceptable lease in favor of Independence and a final $25,000 to be paid within 30 days of the lease recordation date. A total of 2,500,000 restricted common shares of the Company are to be issued with the final cash payment. Also, in addition to other underlying NSR requirements, the Company must pay a 1% net smelter royalty fee to Gold.

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

OVERVIEW

Corporate History

We were incorporated on July 17, 1998 under the laws of the State of Nevada, under the name Gentry Resources, Inc., in the early developmental and promotional stages. On July 7, 2003, we changed our name to General Gold Corporation to reflect our targeted industry. To date, our only activities have been organizational, directed at raising our initial capital and developing our business plan. We have not commenced operations.

Our Current Business

As we do not presently have an operating business that we can pursue, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Management of our company does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity, such as the intended acquisition of Independence Mines, LLC as discussed below. In addition, if no suitable business opportunity is identified and concluded, such as with the successful conclusion of the acquisition of Independence Mines, LLC, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

We continue to seek a new business opportunity. Once a business opportunity has been identified, we will investigate and evaluate the business opportunity. In selecting a suitable business opportunity, management intends to focus on the potential for future profits and strength of current operating management of the business opportunity. We intend to focus on the mining exploration sector in regards to the nature of acquisitions or business opportunities to be evaluated. Management believes that the greatest potential lies in the resource sector, and specifically in the precious metals exploration sector. Nevertheless, this shall not preclude the investigation or evaluation of any other category of business or industry. We will conduct our own investigation to identify an appropriate business opportunity, and will seek a potential business opportunity from all known sources, relying principally upon personal contacts of our officers and directors, as well as indirect associations between them and other business and professional people.

Pending Acquisition of Independence Mines, LLC

On November 14, 2004 as amended December 31, 2004 we entered into a letter of intent with Independence Mines, LLC and Gold Range, LLC with respect to the purchase of substantially all of the assets (the "Assets") Gold Range LLC uses to conduct the business of Independence Mines, LLC (the "Business").

Upon the basis of representations and conditions to be set forth in a definitive written purchase agreement, Gold Range, LLC shall cause Independence Mines, LLC to be formed in Nevada and Gold Range, LLC shall grant to Independence the option it now holds to the Independence mining claims, tailings, underground workings, 25,000 feet of drill core and the mill and millsite, located in Lander County, Nevada in order to sell, convey, transfer and assign the Business, and all of the Assets used in the Business as it is currently being conducted. The Assets located in Lander County are situated in the Battle Mountain Gold District and include 240 acres surrounded by Newmont Gold’s Battle Mountain holdings. The Assets include, but are not limited to, land and associated mineral rights, any and all mining claims, leases or existing options on same, any drill logs and core, all vehicles, equipment, containers, mining permits, water rights both owned and under option as well as historical mining data and each and every engineering report, good or bad, and any and all operating rights of Gold Range, LLC. The letter of intent is subject to a due diligence and evaluation period, which expires on June 30, 2005. Should we elect to proceed after the expiration of this period we must close the acquisition within a reasonable period of time.

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

We cannot provide any assurances that the acquisition of Independence Mines will close, as the transaction remains subject to numerous conditions precedent which, among other things, includes:

• the finalization of satisfactory formal documentation;
• the satisfactory completion of various searches and other due diligence reasonable or customary in such an acquisition;
• our obtaining financing sufficient to fund the purchase price;
• satisfactory review of title to the assets of Independence Mines;
• approval of our Board of Directors being obtained; and
• approval of the Board of Directors of Independence Mines and approval of all of the security holders of Independence Mines being obtained.

We are currently pursuing various financing options to fund the acquisition of Independence Mines, LLC and broaden the ownership of our company.

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

The Independence Mines Property

The Wilson Independence Property covers a mineralized zone on strike with the World Class, Fortitude / Phoenix Gold Skarn Deposit. The property has potential to develop a high grade underground resource in the Antler Sequence, together with a smaller surface / near surface resource in the overlying Pumpernickel Formation. Situated at the intersection of the Battle Mountain-Eureka Gold Trend and the Northern Nevada Rift (Twin Creeks-McCoy lineament), the Independence Project, like Fortitude and Cove Mcoy, is one of a number of Gold Skarns which occur along the Battle Mountain – Eureka and Northern Nevada Rift Zone mineral lineaments.

The Independence property consists of 14 whole and fractional unpatented lode mining claims, which cover approximately 240 acres, and forms an island in Newmont Gold’s holdings. Core and RC drilling to date indicate two targets. These two targets are referred to as the Independence Deep (A Target), and the Independence Surface (B Target).

Independence Deep Target

A large body of mineralized material is clearly indicated by previous drilling in the Deep Target. It is likely that proper logging and subsequent geologic modeling has potential to result in the identification of an economic resource. All core, approximately 25000 feet, is stored on site, and necessary logging could easily be completed during the fall of 2004. A budget for this is estimated at $70,000, including limited additional sampling.

Mineralization identified to date is contained in the lower plate of the Golconda Thrust in rocks of the Battle Mountain and Edna Formations of the Antler Sequence.

Independence Surface Target

The Surface Target, consists of both historic mill tailings and oxidized mineralization in the near surface. The tailings consists of roughly 70,000 tons of tailings which historical tests indicate contain 0.04 ounce gold per ton, and 4 ounces of silver per ton. Historic pan concentrates of samples from the tails contained 1.9 ounces per ton of gold, and 22 ounces per ton of silver, per ton of concentrate.

The surface and near surface mineralization, contains drill intercepts to 40 feet at 0.148 opt Au, and several holes have been lost in mineralized material containing in excess of 0.1 opt Au. The Surface Target contains an oxide target. This target is hosted entirely in the Pumpernickel Formation. To date 75 drill holes and roughly three (3) miles of underground workings have penetrated portions of this target, all of which have encountered highly anomalous to high grade mineralization. The principle limiting factor for surface resources is the lack of drilling information. It is highly likely that additional drilling will develop resources sufficient increase the near surface resource substantially.

Mill & Building On Site

A relatively intact 50 to 75 ton per day Counter Current – Decantation cyanide mill is situated on the property. The present condition of the jaw crusher, cone crusher and ball mill are uncertain but could possibly be returned to serviceable condition. A complete set of new rubber liners for the ball mill are on site. The mill is housed in a relatively new metal clad building erected in 1987.

Location and Surrounding Land and Mineral Ownership:

The Wilson Independence claims are completely surrounded by Newmont Mining’s holdings and are an island with legal access. Newmont’s Phoenix Project is adjacent to the Independence claims and is scheduled to commence operation in mid 2006. Any ore recovered from the property should be suitable to process in the Phoenix plant.

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

To date, other than the letter of intent for the acquisition of Independence Mines, LLC, we have not conducted investigations of any business opportunity or company nor have we met with representatives of any company or business. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

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

There is no assurance that management will be able to secure the acquisition of Independence Mines, LLC or any other suitable prospect or that it has the requisite experience to recognize and understand a business operation that would be beneficial to us.

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

For the nine months ended January 31, 2005, we have not generated any revenues and do not anticipate generating any revenues until we acquire a business opportunity or complete a business combination. As of January 31, 2005, we had net income of $Nil. We also had an accumulated deficit of $81,604 as at January 31, 2005. At this time, our ability to generate any revenues is uncertain.

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

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

PLAN OF OPERATION

We are a blank check company whose plan of operation over the next twelve months is to conclude our acquisition of Independence Mines, LLC and commence exploration and development of the property. We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, our balance sheet as of January 31, 2005, reflects total assets of $5,353 in cash. We are a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We have not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since our inception. All losses accumulated since inception have been considered as part of our development stage activities.

During the period from July 17, 1998 (Date of Inception) through January 31, 2005, we have engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended. No revenues were received by us during this period.

Our activities to date as described herein classify us as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan. The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. For this reason, management advises that any potential investor who has an interest our company should consult local blue sky counsel to determine whether the state within which that investor resides prohibits the purchase of our shares in that jurisdiction.

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

Given the experience of our Board of Directors, our search for business combination candidates will be focused on the mining industry or resource industry segment. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Our management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders.

At this time, we do not foresee generating any substantial income over the next 12 months. Our main purpose and goal is to locate and consummate a merger or acquisition with a private entity.

Other than our letter of intent for the acquisition of Independence Mines, LLC, we have no commitment for any capital expenditures. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next 12 months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the United States Securities Exchange Act of 1934, as amended, which should not exceed $1,500 per fiscal quarter. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

RESULTS OF OPERATIONS

During the period from July 17, 1998 (Date of Inception) through January 31, 2005, we have engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the United States Securities Exchange Act of 1934, as amended. We have received the benefit of donated services from our sole director and President valued at $500 per month and donated rent and overhead valued at $250 per month.

We anticipate that we will not generate revenues other than interest income, if any, and may continue to operate at a loss in the future, depending upon the performance of an acquired business.

LIQUIDITY AND CAPITAL RESOURCES

We have no material cash or other assets. We remain in the development stage and, since inception, have experienced no significant change in liquidity or capital resources or stockholder's deficit. Consequently, our balance sheet as of January 31, 2005, reflects current assets of $5,353 in cash.

On January 18, 2005 we sold 100,000 units of our common stock at a price of $0.25 per unit for gross proceeds of $25,000. Each unit consists of one common share and one-half of one share purchase warrant exercisable for a period of twelve months at a price of $0.50 per warrant.

We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.

In order to proceed with the acquisition of Independence Mines, LLC we will have to pay $75,000 within a short period of time upon completion of the due diligence period, which expires on June 30, 2005.

We will need additional capital to carry out our business plan for the acquisition of Independence Mines, LLC or to engage in any business combination. No commitments to provide additional funds have been made by our management or stockholders. There can be no assurance that any additional funds will be available on terms acceptable to us, if at all. If our cash assets prove to be inadequate to meet our operational needs, then we might seek to compensate providers of services by issuances of stock in lieu of cash. On January 31, 2005 we had a working capital deficiency of $9,177 and as a result our cash on hand is not adequate enough to meet our operational needs.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being January 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief executive officer. Based upon that evaluation, our company's president and our company's chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On January 18, 2005 we issued 100,000 units at a price of $0.25 per unit to four non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. Each unit consists of one common share and one-half of one share purchase warrant exercisable for a period of twelve months at a cost of $0.50.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws.
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 2, 1999).
3.2	By-laws (incorporated by reference from our Registration Statement on Form S-1, filed on July 2, 1999).
3.3	Amendment to the Articles of Incorporation (incorporated by reference our Quarterly Report on Form 10-QSB, filed on November 17, 2003).
(4)	Instruments Defining the Rights of Holders, including Indentures.
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 10, 2000).
(10)	Material Contracts
10.1	Letter of Intent dated November 14, 2004 between General Gold Corporation and Gold Range LLC
10.2	Amendment to Letter of Intent dated December 31, 2004 between General Gold Corporation and Gold Range LLC
(31)	Section 302 Certification.
31.1	Section 302 Certification.
(32)	Section 906 Certification.
32.1	Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GOLD CORPORATION
/s/ William Whittle By: William Whittle
Director, Chief Executive Officer, Chief Financial Officer and President (Principal Executive Officer and Principal Financial Officer)
Date: April 22, 2005