Form 10KSB
period 2005-04-30
GENERAL GOLD CORP
filed 2005-12-09
CIK 1076478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  April 30, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  333-82277

GENERAL GOLD CORPORATION
(Name of small business issuer in its charter)

Nevada	76-0594911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 107 - 1576 Merklin Street White Rock, British Columbia, Canada	V4B 5K2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (604) 538-2383

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

State issuer’s revenues for its most recent fiscal year.  Nil

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

Not Applicable.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

16,784,000 common shares issued and outstanding as of November 30, 2005.

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

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean General Gold Corporation, unless otherwise indicated.

Corporate History

We were incorporated on July 17, 1998 under the laws of the State of Nevada, under the name Gentry Resources, Inc. On July 7, 2003, we changed our name to General Gold Corporation. Until recently, our only activities have been organizational, directed at raising our initial capital and developing our business plan. We have not generated any revenue from operations to date.

Our Current Business

On November 14, 2004, as amended December 31, 2004, we entered into a letter of intent with Independence Mines, LLC and Gold Range, LLC with respect to the purchase of substantially all of the assets Gold Range, LLC uses to conduct the business of Independence Mines, LLC. We did not proceed with the acquisition in this form, instead electing to directly acquire the lease on the subject property.

On April 29, 2005, we entered into an agreement for an assignment of a lease with Gold Range, LLC. The lease to be assigned was the lease to be entered into between Gold Range, LLC and Independence Gold-Silver Mines Inc., pursuant to which Independence Gold-Silver Mines Inc. would lease to Gold Range, LLC certain unpatented mining claims located in the Battle Mountain District, Lander County, State of Nevada, as more particularly described in the lease, known also as the “Independence Mine”.

The assignment of lease agreement was conditional upon the consent of Independence Gold-Silver Mines Inc. to the assignment of the lease of the leased claims to our company, and a definitive form of lease being entered into within sixty days of the assignment of lease agreement.

We had previously entered into a letter of intent dated November 14, 2004, as amended December 31, 2004, with Gold Range, LLC regarding the claims, which is replaced and superseded by the April 29, 2005 assignment of lease agreement.

The purchase price payable by us to Gold Range, LLC in consideration for the assignment of the lease was:

•

$75,000 cash of which $25,000 was paid upon execution of the assignment of lease agreement, an additional $25,000 cash when the definitive lease was entered into between Independence Gold-Silver Mines Inc. and Gold Range, LLC, and a final $25,000 cash within 30 days of the lease recordation date;

•	2,500,000 of our restricted common shares issued with the final cash payment above; and
•	a 1% net smelter return royalty payable to Gold Range, LLC in addition to other underlying net smelter return requirements.

It was a condition of the assignment of lease agreement that the definitive lease would be entered into, and the consent of Independence Gold-Silver Mines Inc. to the assignment would be obtained not more than 60 days from the date of the assignment of lease agreement, which conditions were satisfied subsequent to our agreement with Gold Range, LLC.

The Independence Mines Property

Location and Access

All infrastructure necessary for the exploration, development and operation of a mine is readily available. The property is accessed via federal, state and county maintained all weather paved and gravel roads from the nearby town of Battle Mountain. A well-trained work force is available in the town of Battle Mountain, situated 30 miles north of the property along Interstate highway 80. Adequate ground water is available for diversion for future mining operations which enjoy special treatment as temporary or interim uses under Nevada water laws. Electrical power has recently been extended to within one mile of the project to service the Phoenix project, and the trans-continental natural gas line passes within 1.5 miles of the property.

The property has been the sight of intermittent historic exploration and mining activities since the late 1920s. Past mining operations extracted 65,000 tons of high grade gold and silver ores from the property. The bulk of this activity occurred during two periods, the first from high grade ores shipped for direct smelting during the late 1940s and early 1950s, and a second from 1975 to 1983 when a significant amount of underground development took place, and a mill erected on the property. Production grades have historically been high, with individual samples from stopes reported to contain up to 19,000 ounces of silver, and 64 ounces of gold. During its peak period of production in 1976 the mine shipped up to 1 ton of gold and silver bullion per month.

The Independence Mines property consists of 14 whole and fractional unpatented lode mining claims, which cover approximately 240 acres.

Core and reverse calculation drilling to date indicate two targets. These two targets are referred to as the Independence Deep (A Target), and the Independence Surface (B Target). Historic mining operations have generated in excess of 70,000 tons of waste dumps, mill tailings, and other waste rock products on the property. Samples of this material contain gold and silver values which suggest potential to recover some values in the form of gold and silver from them. We have engaged the engineering firm of SRK Consulting to perform an environmental audit of this material and systematically evaluate the potential for recovering remaining gold and silver values.

Surface and Near Surface Mineralization

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

Mineralized outcrops are common on the property. Many have been prospected by shallow prospect shafts, pits and trenches. In addition, 75 Reverse Circulation and Core holes, and extensive shallow underground mine workings in the Independence Mine indicate wide spread, near surface mineralization which we feel represents a valid exploration target for potential future surface, bulk mining operations.

Historic drilling and underground mine workings indicate wide spread mineralization, both in surface - near surface, and deep targets. There are presently no identified reserves or resources on the property as defined in Industry Guide 7. We intend to conduct phased exploration programs to evaluate the mineral potential of this property, with the objective of identifying and developing mineral resources and reserves in compliance with Industry Guide 7.

Independence Deep Target

A large body of mineralized material is clearly indicated by previous drilling in the Deep Target. It is likely that proper logging and subsequent geologic modeling has potential to result in the identification of an economic resource. All core, approximately 25000 feet, is stored on site, and necessary logging could easily be completed during the summer of 2005. As part of our Phase I exploration program, a budget for this is estimated at $70,000, including limited additional sampling.

Mineralization identified to date is contained in the lower plate of the Golconda Thrust in rocks of the Battle Mountain and Edna Formations of the Antler Sequence.

Independence Surface Target

The Surface Target consists of both historic mill tailings and oxidized mineralization in the near surface. The tailings consists of roughly 70,000 tons of tailings.

Promising surface and near surface mineralization has been identified. The Surface Target contains an oxide target. This target is hosted entirely in the Pumpernickel Formation. To date 75 drill holes and roughly three (3) miles of underground workings have penetrated portions of this target, all of which have encountered highly anomalous to high grade mineralization. The principle limiting factor for surface resources is the lack of drilling information. It is highly likely that additional drilling will develop resources sufficient increase the near surface resource substantially.

Mill & Building On Site

A relatively intact 50 to 75 ton per day Counter Current – Decantation cyanide mill is situated on the property. The present condition of the jaw crusher, cone crusher and ball mill are uncertain but could possibly be returned to serviceable condition. A complete set of new rubber liners for the ball mill are on site. The mill is housed in a good condition metal clad building erected in 1987.

Surrounding Land and Mineral Ownership

The Wilson Independence claims are completely surrounded by Newmont Mining’s holdings and are an island with legal access. Newmont’s Phoenix Project is adjacent to the Independence claims and is scheduled to commence operation in mid 2006. Any ore recovered from the property should be suitable to process in the Phoenix plant.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Nevada.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Competition

We are a junior mineral resource exploration company engaged in the business of mineral exploration. We compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our property acquisitions and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We also compete for mineral properties of merit with other junior exploration companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring additional mineral properties.

Many of the junior resource exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase resource properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our mineral property in Nevada. To date, execution of our business plan has largely focused on acquiring interests in promising mineral properties. We intend to establish a going forward exploration and development plan.

Employees

Currently we have two employees in addition to our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

Risks Related To Our Business:

We have had negative cash flows from operations.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $153,123 for the year ending April 30, 2005, and cumulative losses of $208,251 from inception (July 17, 1998) to April 30, 2005. As of April 30, 2005, we had working capital of $146,126 as a result of financing activities that occurred during the year. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- drilling, exploration and completion costs for our Independence mine project increase beyond our expectations; or

- we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As our properties are in the exploration and development stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for mineral reserves is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing mines. Our properties are in the exploration and development stage only and are without proven reserves. We may not establish commercial discoveries on any of our properties.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

We plan to continue exploration on our Nevada mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of precious metals on our properties. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

If our exploration costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. If our exploration costs are greater than anticipated, then we will not be able to carry out all the exploration of the properties that we intend to carry out. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain and shortages of qualified personnel.

As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

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

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 50,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our By-laws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

As a result of a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers.

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

Risks Associated With Our Common Stock:

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board upon the effectiveness of a registration statement which we plan to file with the Securities Exchange Commission. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock, which may result in the loss of some or all of an investment in our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations and the National Association of Securities Dealers Inc.’s sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers Inc. requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 2.	Description of Property.

We currently control a 100% undivided leasehold interest in the Wilson Independence Gold - Silver Mine, situated in the Battle Mountain Mining District, Lander County, Nevada. The property consists of 14 whole and fractional mining claims encompassing 240 acres. Due diligence by our company shows that all claims are valid and in good standing through and for the assessment year ending August 31, 2005.

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

Currently there is no established public trading market for our common stock..

As of November 30, 2005, there were 84 holders of record of our common stock. As of such date, 16,784,000 common shares were issued and outstanding.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 50 Liberty Street, Suite 880, Reno, Nevada, 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623) has recently been appointed as the registrar and transfer agent for our common shares.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standarized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Dividends

We have not declared any dividends on our common stock since the inception of our company. There is no restriction in our Articles of Incorporation or by-laws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Recent Sales of Unregistered Securities

On January 18, 2005, we closed a private placement consisting of 100,000 units at a price of $0.25 per unit. Each unit consisted of one share and one-half of one share purchase warrant exercisable for a period of twelve months from the date of closing at an exercise price of $0.50. We issued the securities to four non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 29, 2005, we closed a private placement consisting of 1,652,000 units at a price of $0.25 per unit. Each unit consisted of one common share and one-half of one share purchase warrant, each whole warrant exercisable for a period of twelve months from the date of closing at an exercise price of $0.50. We issued the securities to 57 accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act of 1933 and to 13 non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our common stock or other securities during the fiscal year ended April 30, 2005.

Item 6.	Management Discussion and Analysis / Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a Nevada corporation incorporated on July 17, 1998. We are now an exploration stage mining company engaged in the exploration for base and precious metals on our Independence Mines property in the State of Nevada.

Plan of Operations

Our plan of operation for next twelve months involves a phased exploration program for our Independence Mines property.

Exploration Program

The phased exploration program will evaluate the mineral potential of mine waste from historic mining operations, together with surface and near surface mineralization, as well as deep mineralization.

Phase I of this program, which has begun, will consist of a multidisciplinary, multi function program and will include re-logging and modeling of existing core and where possible cuttings stored on property, concentrating on mineralized material. We estimate this phase will take 60 to 90 days to complete, with a projected remaining budget cost of $125,000.

Phase II will be dependent upon the results of Phase I, and will likely include, together with necessary permitting, one or more of: (a) systematic sampling and evaluation of existing tailings and mine waste for possible near term recovery of mineral values (b) detailed underground mapping and sampling, (c) drilling of surface and / or deep underground targets. Budgetary requirements are uncertain until such time as a suitably detailed scope of work for the project is established from Phase I, however are likely to be in the range of $250,000, over a one year period.

Phase III will be dependent on Phase II, for direction, and budgetary requirements. It is likely that this phase will include additional drilling of the deep target, together with critical path decisions which conceivably could include decisions to advance exploration and or near term production, or venture the project with a strategic senior partner. A preliminary budget estimate for this phase is $500,000.

Cash Requirements

For the next 12 months we plan to continue to explore for base and precious metals on our Independence Mines property in Nevada.

We will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

In order to proceed with our plans we raised funds by way of private placements of equity securities in our company. The first offering consisted of 100,000 shares at a price of $0.25 per share for gross proceeds of $25,000, which included 50,000 share purchase warrants at an exercise price of $0.50 per share until January 18, 2006. We closed the private placement on January 18, 2005. Subsequently, on April 29, 2005, we issued 1,652,000 shares and 826,000 share purchase warrants at a price of $0.25 per share for gross proceeds of $413,000. The majority of these proceeds were received after April 30, 2005 and so subsequent to our year end. Each warrant entitles the holder to purchase an additional share of common stock of our company at a price of $0.50 per share until April 29, 2006. As a result of the foregoing private placements, we received total proceeds of $434,290 net of offering costs. The net proceeds received will be used as working capital to allow us to finance our exploration program.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our leases, as follows:

Phase I Exploration	$ 125,000
Phase II Exploration	$ 250,000
General and Administrative	$ 150,000
Working Capital	$ 500,000
Total	$1,025,000

Liquidity and Capital Resources

As at April 30, 2005, we had $58,522 in current liabilities, and our working capital was $146,126. Our financial statements report a net loss of $153,123 for the twelve month period ended April 30, 2005 compared to a net loss of $ 20,886 for the twelve month period ended April 30, 2004. Our accumulated loss increased to $208,251 for the year ended April 30, 2005. Our losses increased in part as a result of increase in expenses in all categories for the twelve-month period ended April 30, 2005. We realized an overall increase in all expense categories during the twelve month period ended April 30, 2005 as we were actively involved in the investigation and acquisition of resource properties, as compared to the twelve month period ended April 30, 2004.

Our total liabilities as of April 30, 2005 were $ 58,522, as compared to total liabilities of $16,541 as of April 30, 2004. The increase was primarily due to the increase in accounts payable as a result of our increased operational activities.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised additional capital through the equity offerings noted above.

The continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our Independence Mines property in Nevada. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases. We intend to establish a going forward exploration and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding exploration activities) over the twelve months ending April 30, 2006. To the extent that equipment is required for our exploration program it will be provided by third party contractors or leased.

Employees

Currently we have two employees in addition to our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended April 30, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. We will consider SAB 107 during implementation of SFAS 123R.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company therefore a description and its impact for each on the Company’s operations have not been disclosed.

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Independent Auditor’s Report, dated November 7, 2005.

Balance Sheets as at April 30, 2005 and April 30, 2004.

Statements of Operations for the years ended April 30, 2005 and April 30, 2004 and for the period from July 17, 1998 (Date of Inception) through April 30, 2005.

Statements of Cash Flows for the years ended April 30, 2005 and April 30, 2004 and for the period from July 17, 1998 (Date of Inception) through April 30, 2005.

Statement of Stockholders’ Equity (Deficit) for the period from July 17, 1998 (Date of Inception) to April 30, 2005.

Notes to Financial Statements.

General Gold Corporation

(An Exploration Stage Company)

April 30, 2005

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statement of Stockholders’ Equity (Deficit)	F–5

Notes to the Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

General Gold Corporation

(An Exploration Stage Company)

We have audited the accompanying balance sheets of General Gold Corporation (An Exploration Stage Company) as of April 30, 2005 and 2004 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the period from July 17, 1998 (Date of Inception) to April 30, 2005 and the years ended April 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Gold Corporation (An Exploration Stage Company), as of April 30, 2005 and 2004, and the results of its operations and its cash flows for the period from July 17, 1998 (Date of Inception) to April 30, 2005 and the years ended April 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 7, 2005

General Gold Corporation

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	April 30, 2005 $	April 30, 2004 $
ASSETS

Current Assets

Cash	202,322	–
Due from related party (Note 3(a))	2,326	–

Total Assets	204,648	–

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	37,868	5,490
Accrued liabilities	19,454	4,250
Due to related party (Note 3(b))	1,200	6,801

Total Liabilities	58,522	16,541

Commitments and Contingencies (Notes 1, 5 and 6)

Stockholders’ Equity (Deficit)

Common Stock: 50,000,000 shares authorized with a par value of $0.001; 14,252,000 and 12,500,000 shares issued and outstanding, respectively	14,252	12,500

Additional Paid-in Capital (Discount)	422,625	(9,913)

Stock Subscription Receivable (Note 7(a))	(127,500)	–

Donated Capital (Note 3(c))	45,000	36,000

Deficit Accumulated During the Development Stage	(208,251)	(55,128)

Total Stockholders’ Equity (Deficit)	146,126	(16,541)

Total Liabilities and Stockholders’ Equity (Deficit)	204,648	–

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

	Accumulated from July 17, 1998 (Date of Inception) to April 30,	For the Year Ended
		April 30,
	2005	2005	2004
	$	$	$

Revenue	–	–	–

Expenses

Amortization of license and write-off	2,000	–	–
Donated overhead (Note 3(c))	15,000	3,000	3,000
Donated services (Note 3(c))	30,000	6,000	6,000
Foreign currency transaction loss (gain)	440	559	(119)
General and administrative	39,798	37,628	–
Management and consulting fees	61,000	61,000	–
Mineral property costs	25,000	25,000	–
Professional fees	51,900	19,936	11,335

Total Expenses	225,138	153,123	20,886

Loss from operations	(225,138)	(153,123)	(20,886)

Gain on forgiveness of debt	16,887	–	–

Net Loss	(208,251)	(153,123)	(20,886)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		12,535,000	12,500,000

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

	Accumulated from
	July 17, 1998	For the
	(Date of Inception)	Year Ended
	to April 30,	April 30,
	2005	2005	2004
	$	$	$

Cash Flows to Operating Activities

Net loss	(208,251)	(153,123)	(20,886)

Adjustments to reconcile net loss to net cash used by operating activities:

Gain on forgiveness of debt	(16,887)	–	–
Amortization of license write-off	2,000	–	–
Expenses not paid with cash	587	–	–
Donated overhead	15,000	3,000	3,000
Donated services	30,000	6,000	6,000

Change in operating assets and liabilities:

Accounts payable and accrued liabilities	57,322	47,582	5,085

Net Cash Used in Operating Activities	(120,229)	(96,541)	(6,801)

Cash Flows From Financing Activities

Advances from (repayments to) a related party	15,761	(7,927)	6,801
Proceeds from issuance of common stock	306,790	306,790	–

Net Cash Provided by Financing Activities	322,551	298,863	6,801
	,
Net Increase in Cash	202,322	202,322	–

Cash – Beginning of Year	–	–	–

Cash – End of Year	202,322	202,322	–

Non-Cash Investing and Financing Activities	–	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

From July 17, 1998 (Date of Inception) to April 30, 2005

(Expressed in U.S. dollars)

						Deficit
			Additional			Accumulated
	Common Stock		Paid-in	Stock		During the
		Par	Capital	Subscription	Donated	Development
	Shares	Value	(Discount)	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$
Balance – July 17, 1998 (Date of Inception)	–	–	–	–	–	–	–

Stock issued for $500 of organizational expenses	2,500,000	2,500	(2,000)	–	–	–	500

Additional paid in capital for organizational expenses incurred by a director on behalf of the Company	–	–	87	–	–	–	87

Stock issued for "The Biocatalyst License" at a fair market value of $0.0002 per share	10,000,000	10,000	(8,000)	–	–	–	2,000

Net loss	–	–	–	–	–	(587)	(587)

Balance – April 30, 1999	12,500,000	12,500	(9,913)	–	–	(587)	2,000

Net loss	–	–	–	–	–	(2,000)	(2,000)

Balance – April 30, 2000	12,500,000	12,500	(9,913)	–	–	(2,587)	–

Donated services and overhead	–	–	–	–	9,000	–	9,000

Net loss	–	–	–	–	–	(14,977)	(14,977)

Balance – April 30, 2001	12,500,000	12,500	(9,913)	–	9,000	(17,564)	(5,977)

Donated services and overhead	–	–	–	–	9,000	–	9,000

Net loss	–	–	–	–	–	(16,657)	(16,657)

Balance – April 30, 2002	12,500,000	12,500	(9,913)	–	18,000	(34,221)	(13,634)

Donated services and overhead	–	–	–	–	9,000	–	9,000

Net loss	–	–	–	–	–	(21)	(21)

Balance – April 30, 2003	12,500,000	12,500	(9,913)	–	27,000	(34,242)	(4,655)

Donated services and overhead	–	–	–	–	9,000	–	9,000

Net loss	–	–	–		–	(20,886)	(20,886)

Balance – April 30, 2004	12,500,000	12,500	(9,913)	–	36,000	(55,128)	(16,541)

Stock issued at $0.25 per share - net of $3,710 of offering costs	1,752,000	1,752	432,538	(127,500)	–	–	306,790

Donated services and overhead	–	–	–	–	9,000	–	9,000

Net loss	–	–	–	–	–	(153,123)	(153,123)

Balance – April 30, 2005	14,252,000	14,252	422,625	(127,500)	45,000	(208,251)	146,126

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation

(An Exploration Stage Company)

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

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company entered into the mining exploration business by entering into an agreement dated November 14, 2004, to acquire substantially all of the assets related to the Independence mining claims in Lander County, Nevada. Refer to Note 6. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2005, the Company has accumulated losses of $208,251 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. There is substantial doubt regarding the Company’s ability to continue as a going concern.

During the year ended April 30, 2005, the Company issued 1,752,000 units at a price of $0.25 per unit for cash proceeds of $306,790, net of issue costs of $3,710 and stock subscriptions receivable of $127,500.

2.	Summary of Significant Accounting Policies
	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is April 30.

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

General Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Financial Instruments

The fair value of cash, accounts payable, accrued liabilities and amounts due from/to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

h)	Mineral Property Costs

The Company is in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

j)	Recent Accounting Pronouncements

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

General Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

j)	Recent Accounting Pronouncements (continued)

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

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

FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company therefore a description and its impact for each on the Company’s operations have not been disclosed.

3.	Related Party Transactions
a)

At April 30, 2005, the President of the Company is indebted to the Company for $2,326 resulting from cash advances received in excess of expense reimbursements incurred. This amount is non-interest bearing and unsecured with no fixed terms of repayment.

b)

During the year ended April 30, 2005, the Company incurred rent of $1,200 to a company with a common director. The amount is unpaid at April 30, 2005 and is non-interest bearing and unsecured with no fixed terms of repayment.

	c)	The Company has received donated services and overhead from the current and former President of the Company valued at $500 per month for services and $250 per month for overhead.

4.	Common Stock
a)

On March 8, 2004, the Company affected a forward stock split on a five new shares for one old share basis as approved by the directors of the Company. All share amounts have been retroactively adjusted for all periods presented.

b)

During the year ended April 30, 2005, the Company issued 1,752,000 units at a price of $0.25 per unit for cash proceeds of $306,790, net of issue costs of $3,710 and stock subscriptions receivable of $127,500 (received subsequent to year end). Each unit consists of one share of common stock of the Company and one-half share purchase warrant. One warrant allows the holder to purchase one share of common stock of the Company at a price of $0.50.

5.	Mineral Property

On April 29, 2005, the Company entered into an agreement which replaced the letter of intent entered into November 14, 2004, with Independence Mines, LLC (“Independence”) and Gold Range, LLC (“Gold”) with respect to the purchase of substantially all of the assets that Gold uses to conduct the business of Independence. Gold granted to Independence the option it now holds to the Independence mining claims in Lander County, Nevada. The purchase price for Independence included $25,000 paid at the close of the acquisition, $25,000 subsequently paid when the option was converted to an acceptable lease in favor of Independence and a final $25,000 to be paid within 30 days of the lease recordation date (subsequently paid). A total of 2,500,000 restricted common shares of the Company are to be issued with the final cash payment (issued on October 26, 2005). Also, in addition to other underlying NSR requirements, the Company must pay a 1% net smelter royalty fee to Gold.

General Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

6.	Commitment

On May 11, 2005, the Company entered into a one year consulting agreement, whereby the consultant will design and maintain the Company’s Website for a fee of $25,000.

7.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred cumulative net operating losses of approximately $163,000 which commence expiring in 2018. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at April 30, 2005 and 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2005 $	2004 $

Net Operating Income (Loss)	163,000	19,000

Statutory Tax Rate	35%	34%

Effective Tax Rate	–	–

Deferred Tax Asset	57,050	6,460

Valuation Allowance	(57,050)	(6,460)

Net Deferred Tax Asset	–	–

7.	Subsequent Events
	a)	The Company received cash proceeds of $127,500 for all of the outstanding stock subscriptions receivable.
b)

The Company issued 32,000 units at a price of $0.25 per unit for cash proceeds of $5,300. Each unit consists of one share of common stock of the Company and one-half share purchase warrant. One warrant allows the holder to purchase one share of common stock of the Company at a price of $0.50.

	c)	On May 11, 2005, the Company entered into a one year consulting agreement, whereby a consultant will design and maintain the Company’s Website for a fee of $25,000.
d)

On October 26, 2005, the Company issued 2,500,000 restricted shares of common stock to Gold Range, LLC as consideration for the lease assignment as described in Note 5. The purchase price included $25,000 paid at the close of the acquisition, $25,000 subsequently paid when the option was converted to an acceptable lease and a final $25,000 to be paid within 30 days of the lease recordation date (subsequently paid).

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being April 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no changes in our company’s internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
William Whittle	President, Chief Executive Officer, Chief Financial Officer and Director	55	March 5, 2003
David J. Salari	Secretary and Director	49	November 17, 2004
Walter T. (Terry) Plummer	Director	66	November 17, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

William Whittle, Chief Executive Officer, Chief Financial Officer and Director

Mr. Whittle became our president, chief executive officer, chief financial officer and a director on March 5, 2003 upon the resignation of Mr. Michael Kirsh. Mr. Whittle has worked in the mining industry since 1992 and serves as director and vice-president of Big Bear Gold Corporation of Delaware and director and president of Canadian Mono Mines Inc. of British Columbia, Canada.

David J. Salari, Secretary and Director

Mr. Salari became our secretary and a director on November 17, 2004. Mr. Salari is a professional engineer who over the past 20 years has been involved in the design, supply, and commissioning of mining and mineral processing systems throughout the world for gold and silver, base metals, and industrial minerals. Since 2004, Mr. Salari has been the president of D.E.N.M. Engineering, a company engaged in the engineering, design and installation of mineral processing equipment and systems. From 1986 to 2004, Mr. Salari was the vice president of MPE International Inc. where he managed the engineering and design of metallurgical processing equipment for precious, base, and industrial minerals. From 1980 to 1986, Mr. Salari worked with Placer Development Ltd. in various metallurgist and engineering capacities. Recently, he was involved as process manager for the construction and start-up of a 4000 TPD heap leach operation in the Comstock region of Nevada. His duties included heap pad construction, recovery plant, and dealing with The Nevada Division of Environmental Protection in permit related issues. Mr. Salari received a bachelor of science degree in metallurgical engineering from the University of Toronto in 1980.

Walter T. (Terry) Plummer, Director

Mr. Plummer became one of our directors on November 17, 2004. He is the president of RMS-Ross Corporation, a company engaged in machinery manufacturing and repairs, specializing in gold recovery equipment. Mr. Plummer founded RMS-Ross Corporation in 1982. From February 1998 to June 2001, Mr. Plummer was a director and the president of Consolidated Silver Tusk Mines Ltd., a junior mining exploration company listed on the TSX Venture Exchange. Mr. Plummer is a member of the Canadian Institute of Mining and a member of the Canadian Mineral Processing Association.

Committees of the Board

We do not have a standing audit, nominating or compensation committees at the present time. Our company did not hold any formal board meetings during the year ended April 30, 2005. All the proceedings of the Board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Nevada General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our officers.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission and is incorporated by reference as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: General Gold Corporation, 1 E. Liberty Street, Suite 6000, Reno, Nevada, 89501, Attention: William Whittle.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended April 30, 2005, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
William Whittle	3(1)(2)	2	3
David J. Salari	1(1)	0	1
Walter T. (Terry) Plummer	1(1)	0	1

(1)    The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Statement of Changes in Beneficial Ownership.

(2)    The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership.

Item 10.	Executive Compensation.

Executive Compensation

No executive officer of our company received annual salary and bonus in excess of $100,000 for the years ended April 30, 2005, 2004 and 2003. For the years ended April 30, 2004 and 2003, we did not pay any salaries or bonuses to any of our executive officers. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

The following table shows the compensation received by our president and chief executive officer for the years ended April 30, 2005, 2004 and 2003.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
William Whittle president, chief executive officer, chief financial officer and director(2)	2005 2004 2003	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A

(1)    The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)    Mr. Whittle became our president, chief executive officer, chief financial officer and a director of our company on March 5, 2003.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company. However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal years ended April 30, 2005 and April 30, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during fiscal year ended April 30, 2005 by any officers or directors of our company.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings We did not pay director's fees or other cash compensation for services rendered as a director in the year ended April 30, 2005.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

Certain Relationships and Related Transactions

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, 5% beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 30, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
William Whittle Suite 107 – 1576 Merklin Street White Rock, BC, Canada, V4B 5K2	730,000	4.35%
David J. Salari 58 West Street Oakville, ON, Canada, L6L 2Y8	100,000	0.6%
Walter T. (Terry) Plummer 1804 Lindell Avenue Lindell Beach, BC, Canada, V2R 4W7	100,000	0.6%
FastMarine Group Ltd. 4448 Patterdale Drive North Vancouver, BC V7R 4L8	2,500,000	14.9%
Grassy Mole Enterprises Ltd. 5th Floor, 195 Alexander Street Vancouver, BC V6A 1B8	5,000,000	29.8%
Stephen Parent 16706 North 109th Way Scottsdale, AZ 85255	950,000	5.7%
Aegean Capital Management 38820 N. 25th Avenue Phoenix, Arizona 85086	2,500,000	14.9%
Directors and Executive Officers as a Group	930,000 common shares	5.54%

(1) Based on 16,784,000 shares of common stock issued and outstanding as of November 30, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Change in Control

None.

Item 12.	Certain Relationships and Related Transactions.

There were no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1    Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 2, 1999).

3.2	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on July 2, 1999).

3.3    Amendment to the Articles of Incorporation (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 17, 2003).

3.4    Certificate of Forward Stock Split (incorporated by reference from our Annual Report on Form 10-KSB filed on August 12, 2004).

(4)	Instruments Defining the Rights of Holders, including Indentures

4.1    Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form 10-SB filed on March 10, 2000.

(10)	Material Contracts

10.1  Assignment of Lease Agreement between General Gold Corporation and Gold Range Company, LLC dated April 29, 2005 (incorporated by reference from our Current Report on Form 8-K dated January 18, 2005).

10.2  Assignment of Lease and Consent Agreement between Independence Gold-Silver Mines Inc., Gold Range Company, LLC and General Gold Corporation dated June 29, 2005 (filed herewith).

10.3  Lease Agreement between Independence Gold-Silver Mines Inc. and Gold Range Company, LLC dated July 13, 2005 (filed herewith).

(14)	Code of Ethics

14.1  Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 12, 2004).

(24)	Power of Attorney
24.1	Power of Attorney (included on signature page).
(31)	Section 302 Certification
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 906 Certification

32.1  Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Manning Elliott for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended April 30, 2005 and April 30, 2004 were estimated at $4,700 and $4,000 respectively.

Audit Related Fees

For the fiscal years ended April 30, 2005 and April 30, 2004, the aggregate fees billed for assurance and related services by Manning Elliott relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was nil.

Tax Fees

For the fiscal years ended April 30, 2005 and April 30, 2004, the aggregate fees billed by Manning Elliott for other non-audit professional services, other than those services listed above, totalled nil.

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

GENERAL GOLD CORPORATION

By: /s/ William Whittle

William Whittle, President, Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)

Date: December 8, 2005.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Whittle as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of them, or of their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Whittle William Whittle	President, Chief Executive Officer, Chief Financial Officer and Director	December 8, 2005

/s/ David J. Salari David J. Salari	Secretary and Director	December 8, 2005

/s/ Walter T. (Terry) Plummer Walter T. (Terry) Plummer	Director	December 8, 2005