Form 10QSB
period 2005-07-31
GENERAL GOLD CORP
filed 2006-02-23
CIK 1076478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No. 333-82277

GENERAL GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	76-0594911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 E. Liberty St., Suite 6000, Reno, Nevada 89501
(Address of principal executive offices)

775-686-6078
(Issuer’s telephone number)

Suite 404, 1688 – 152nd Street, White Rock, British Columbia, Canada, V4A 4N2
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

33,568,000 shares of common stock, par value $0.001, issued and outstanding as of February 15, 2006

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

We have prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Securities and Exchange Commission rules and regulations. In our opinion, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of July 31, 2005, and its results of operations for the three month periods ended July 31, 2005 and 2004 and its cash flows for the three month periods ended July 31, 2005 and 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-KSB.

General Gold Corporation

(An Exploration Stage Company)

July 31, 2005

Index

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

General Gold Corporation

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	July 31, 2005 $	April 30, 2005 $
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	118,672	202,322
Prepaid expenses	18,750	–
Due from related party (Note 5(a))	10,543	2,326

Total Current Assets	147,965	204,648

Property and Equipment (Note 4)	2,964	–

Total Assets	150,929	204,648

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	7,940	37,868
Accrued liabilities	16,356	19,454
Due to related party (Note 5(b))	300	1,200

Total Liabilities	24,596	58,522

Commitments and Contingencies (Notes 1 and 7)

Stockholders’ Equity

Common Stock: 100,000,000 shares authorized with a par value of $0.001; 28,544,000 and 28,504,000 shares issued and outstanding, respectively	28,544	28,504

Additional Paid-in Capital	410,633	408,373

Stock Subscriptions	14,000	–

Stock Subscription Receivable (Note 6(c))	–	(127,500)

Donated Capital (Note 5(c))	47,250	45,000

Deficit Accumulated During the Exploration Stage	(374,094)	(208,251)

Total Stockholders’ Equity	126,333	146,126

Total Liabilities and Stockholders’ Equity	150,929	204,648

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated from July 17, 1998 (Date of Inception) to July 31,	For the Three Months Ended
		July 31,
	2005	2005	2004
	$	$	$

Revenue	–	–	–

Expenses

Amortization of license and write-off	2,000	–	–
Depreciation	127	127	–
Donated overhead (Note 5(c))	15,750	750	750
Donated services (Note 5(c))	31,500	1,500	1,500
Foreign currency transaction loss (gain)	415	(25)	181
General and administrative	79,072	39,274	464
Management and consulting fees	119,672	58,672	–
Mineral property costs (Note 7)	75,000	50,000	–
Professional fees	67,445	15,545	830

Total Expenses	390,981	165,843	3,725

Loss from operations	(390,981)	(165,843)	(3,725)

Gain on forgiveness of debt	16,887	–	–

Net Loss	(374,094)	(165,843)	(3,725)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		28,509,000	25,000,000

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the
	Three Months Ended
	July 31,
	2005	2004
	$	$

Operating Activities

Net loss	(165,843)	(3,725)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation	127	–
Donated overhead	750	750
Donated services	1,500	1,500

Change in operating assets and liabilities:

Prepaid expenses	(18,750)	–
Accounts payable and accrued liabilities	(33,026)	(3,808)

Net Cash Used in Operating Activities	(215,242)	(5,283)

Investing Activities

Purchase office furniture	(3,091)	–

Net Cash Used in Investing Activities	(3,091)	–

Financing Activities

Advances from (repayments to) a related party	(9,117)	5,330
Proceeds from stock subscription receivables	124,800	–
Proceeds from issuance of common stock	19,000	–

Net Cash Provided by Financing Activities	134,683	5,330

Net (Decrease) Increase in Cash	(83,650)	47

Cash - Beginning of Period	202,322	–

Cash - End of Period	118,672	47

Non-Cash Investing and Financing Activities	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company entered into the mining exploration business by entering into an agreement dated November 14, 2004, to acquire substantially all of the assets related to the Independence mining claims in Lander County, Nevada. Refer to Note 7. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2005, the Company has accumulated losses of $374,094 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. There is substantial doubt regarding the Company’s ability to continue as a going concern.

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

General Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Property and Equipment

Property and equipment consists of furniture and equipment and is recorded at cost. The furniture and equipment are being amortized on a straight-line basis over their estimated lives of five years.

f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)	Financial Instruments

The fair value of cash, accounts payable, accrued liabilities and amounts due from/to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

h)	Foreign Currency Translation

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

i)	Mineral Property Costs

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

j)	Income Taxes

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

General Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
k)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In December 2004, FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

General Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
l)	Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Prepaid expenses

On May 11, 2005, the Company entered into a one year consulting agreement, whereby the consultant will design and maintain the Company’s Website for a fee of $25,000. On May 16, 2005, the Company paid the consultant $25,000 dollars. At July 31, 2005, the Company expensed $6,250 to general and administrative and reported $18,750 as prepaid expenses.

4.	Property and Equipment
		Cost $	Accumulated Amortization $	July 31, 2005 Net Carrying Value $	April 30, 2005 Net Carrying Value $

	Furniture and equipment	3,091	127	2,964	–

		3,091	127	2,964	–

5.	Related Party Transactions
a)

At July 31, 2005, the President of the Company is indebted to the Company for $10,543 resulting from cash advances received in excess of expense reimbursements incurred. This amount is non-interest bearing and unsecured with no fixed terms of repayment.

b)

During the three months ended July 31, 2005, the Company incurred rent of $300 to a company with a common director. The amount is unpaid at July 31, 2005 and is non-interest bearing and unsecured with no fixed terms of repayment.

c)	The Company has received donated services and overhead from the current and former President of the Company valued at $500 per month for services and $250 per month for overhead.
6.	Common Stock
a)

On November 29, 2005, the Company increased the number of authorized shares of common stock from 50,000,000 to 100,000,000 and correspondingly increased the number of issued and outstanding shares on a two for one (2:1) basis. All share amounts have been retroactively adjusted for all periods presented.

b)

During the three months ended July 31, 2005, the Company issued 40,000 units at $0.125 per unit for cash proceeds of $5,000. Each unit consisted of one share of common stock and one-half share purchase warrant. One full warrant allows the holder to purchase one share of common stock at $0.25 per share for a period of one year.

c)

During the three months ended July 31, 2005, the Company received cash proceeds of $14,000 for stock subscriptions for 112,000 units which were issued on December 31, 2005. Each unit consisted of one share of common stock and one-half share purchase warrant. One full warrant allows the holder to purchase one share of common stock at $0.25 per share for a period of one year.

General Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

6.	Common Stock (continued)
d)	During the three months ended July 31, 2005, the Company received $124,800 from stock subscriptions receivable, net of issue costs of $2,700.

7.	Mineral Property

On November 14, 2004, the Company entered into a letter of intent with Independence Mines, LLC (“Independence”) and Gold Range, LLC (“Gold”) with respect to the purchase of an option that Gold held to the Independence mining claims in Lander County, Nevada and substantially all of the assets that Gold uses to conduct the business of Independence. On April 29, 2005, the Company entered into an agreement (the “Assignment Agreement”) which replaced the letter of intent whereby the Company purchased an assignment of lease to the Independence mining claims from Gold. The purchase price included $25,000 (paid) at the close of the Assignment Agreement, $25,000 (paid) when the definitive agreement was entered into between Gold and the Lessor and a final $25,000 (paid) within 30 days of the lease recordation date. A total of 5,000,000 restricted common shares of the Company are to be issued with the final cash payment (issued on October 26, 2005). Also, in addition to other underlying NSR requirements, the Company must pay a 1% net smelter royalty fee to Gold.

On April 29, 2005, the Company entered into an agreement which replaced the letter of intent entered into November 14, 2004, with Independence Mines, LLC (“Independence”) and Gold Range, LLC (“Gold”) with respect to the purchase of substantially all of the assets that Gold uses to conduct the business of Independence. Gold granted to Independence the option it now holds to the Independence mining claims in Lander County, Nevada. The purchase price for Independence included $25,000 paid at the close of the acquisition, $25,000 paid when the option was converted to an acceptable lease in favor of Independence and a final $25,000 to be paid within 30 days of the lease recordation date. A total of 5,000,000 restricted common shares of the Company are to be issued with the final cash payment (issued on October 26, 2005). Also, in addition to other underlying NSR requirements, the Company must pay a 1% net smelter royalty fee to Gold.

8.	Subsequent Events
a)

On September 30, 2005, the Company issued 24,000 units at $0.125 per unit for cash proceeds of $3,000. Each unit consisted of one share of common stock and one-half share purchase warrant. One full warrant allows the holder to purchase one share of common stock at $0.25 per share for a period of one year.

b)	On October 26, 2005, the Company issued 5,000,000 restricted shares of common stock to Gold Range, LLC as consideration for the lease assignment as described in Note 7.
c)

On December 31, 2005, the Company issued 2,548,000 units at $0.125 per unit for cash proceeds of $318,500. Each unit consisted of one share of common stock and one-half share purchase warrant. One full warrant allows the holder to purchase one share of common stock at $0.25 per share for a period of one year.

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

On January 20, 2006, we entered into a share purchase agreement among Recov Energy Corp. (now General Metals Corporation) and our shareholders whereby General Metals agreed to purchase all of our issued and outstanding shares of common stock and warrants in exchange for the issuance of 36,097,500 shares of common stock and 3,048,750 warrants by General Metals to our shareholders. The closing of the agreement is subject to various closing conditions as described therein.

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

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $165,843 for the period ended July 31, 2005, and cumulative losses of $374,094 from inception (July 17, 1998) to July 31, 2005. As of July 31, 2005, we had working capital of $123,369 as a result of financing activities that occurred during the year. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

In order to proceed with our plans we raised funds by way of private placements of equity securities in our company as follows:

a)

On January 18, 2005, we issued 100,000 shares of common stock at a price of $0.25 per share for gross proceeds of $25,000, which included 50,000 share purchase warrants at an exercise price of $0.50 per share, exercisable until January 18, 2006;

b)

On April 29, 2005, we issued 1,652,000 shares of common stock at a price of $0.25 per share for gross proceeds of $413,000, which included 826,000 share purchase warrants at an exercise price of $0.50 per share, exercisable until April 29, 2006. The majority of these proceeds were received subsequent to our year ended April 30, 2005;

c)

On July 19, 2005, we issued 20,000 shares of common stock at a price of $0.25 per share for gross proceeds of $5,000, which included 10,000 share purchase warrants at an exercise price of $0.50 per share, exercisable until December 31, 2006;

d)

On September 30, 2005, we issued 12,000 shares of common stock at a price of $0.25 per share for gross proceeds of $3,000, which included 6,000 share purchase warrants at an exercise price of $0.25 per share, exercisable until September 30, 2006;

e)

On December 31, 2005, we issued 2,276,500 shares of common stock at a price of $0.125 per share for gross proceeds of $318,500, which included 1,138,250 share purchase warrants at an exercise price of $0.25 per share, exercisable until December 31, 2006; and

f)

On December 31, 2005, we issued 256,000 shares of common stock at a price of $0.125 per share for gross proceeds of $32,000, which included 128,000 share purchase warrants at an exercise price of $0.25 per share, exercisable until December 31, 2006.

As a result of the foregoing private placements, we received total proceeds of $796,500 net of offering costs. The net proceeds received will be used as working capital to allow us to finance our exploration program.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our leases, as follows:

Phase I Exploration	$ 125,000
Phase II Exploration	$ 250,000
General and Administrative	$ 150,000
Working Capital	$ 500,000
Total	$1,025,000

Liquidity and Capital Resources

As at July 31, 2005, we had $24,596 in current liabilities, and our working capital was $123,369. Our financial statements report a net loss of $165,843 for the three month period ended July 31, 2005 compared to a net loss of

$3,725 for the three month period ended July 31, 2004. Our accumulated loss increased to $374,094 from inception to July 31, 2005. Our losses increased in part as a result of increase in expenses in all categories for the three month period ended July 31, 2005. We realized an overall increase in all expense categories during the three month period ended July 31, 2005 as we were actively involved in the investigation and acquisition of resource properties, as compared to the three month period ended July 31, 2005.

Our total liabilities as of July 31, 2005 were $24,596, as compared to total liabilities of $58,522 as at April 30, 2005. The decrease was primarily due to the decrease in accounts payable as a result of our recent financing activities.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding exploration activities) over the twelve months ending July 31, 2006. To the extent that equipment is required for our exploration program it will be provided by third party contractors or leased.

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

Item 3.	Controls and Procedures.

As required under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being July 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no changes in our company's internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

On January 18, 2005, we issued 100,000 shares of common stock at a price of $0.25 per share for gross proceeds of $25,000, which included 50,000 share purchase warrants at an exercise price of $0.50 per share, exercisable until January 18, 2006. We issued the securities to four non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 29, 2005, we issued 1,652,000 shares of common stock at a price of $0.25 per share for gross proceeds of $413,000, which included 826,000 share purchase warrants at an exercise price of $0.50 per share, exercisable until April 29, 2006. We issued the securities to 13 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. We also issued the securities to 53 U.S. persons relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On July 19, 2005, we issued 20,000 shares of common stock at a price of $0.25 per share for gross proceeds of $5,000, which included 10,000 share purchase warrants at an exercise price of $0.50 per share, exercisable until December 31, 2006. We issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 30, 2005, we issued 12,000 shares of common stock at a price of $0.25 per share for gross proceeds of $3,000, which included 6,000 share purchase warrants at an exercise price of $0.25 per share, exercisable until

September 30, 2006. We issued the securities to one U.S. person relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On October 26, 2005, we issued 2,500,000 restricted shares of common stock pursuant to an assignment of lease agreement dated April 29, 2005 between our company and Gold Range Company, LLC. We issued the securities to three U.S. persons relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On December 31, 2005, we issued 2,276,500 shares of common stock at a price of $0.125 per share for gross proceeds of $318,500, which included 1,138,250 share purchase warrants at an exercise price of $0.25 per share, exercisable until December 31, 2006. We issued the securities to 7 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. We also issued the securities to 18 U.S. persons relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On December 31, 2005, we issued 256,000 shares of common stock at a price of $0.125 per share for gross proceeds of $32,000, which included 128,000 share purchase warrants at an exercise price of $0.25 per share, exercisable until December 31, 2006. We issued the securities to 4 U.S. persons relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

3.3           Amendment to the Articles of Incorporation (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 17, 2003).

3.4          Certificate of Amendment regarding 5 for 1 Forward Stock Split (incorporated by reference from our Annual Report on Form 10-KSB filed on August 12, 2004).

3.5          Certificate of Change regarding 2 for 1 Forward Stock Split (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2005).

(4)	Instruments Defining the Rights of Holders, including Indentures
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form 10-SB filed on March 10, 2000).

(10)	Material Contracts

10.1         Assignment of Lease Agreement between General Gold Corporation and Gold Range Company, LLC dated April 29, 2005 (incorporated by reference from our Current Report on Form 8-K dated June 17, 2005).

10.2         Assignment of Lease and Consent Agreement between Independence Gold-Silver Mines Inc., Gold Range Company, LLC and General Gold Corporation dated June 29, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on December 9, 2005).

10.3        Lease Agreement between Independence Gold-Silver Mines Inc. and Gold Range Company, LLC dated July 13, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on December 9, 2005).

10.4         Share Purchase Agreement dated January 20, 2006 among General Gold Corporation, Recov Energy Corp. and the selling shareholders of General Gold Corporation (filed herewith).

(14)	Code of Ethics

14.1        Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 12, 2004).

(31)	Section 302 Certification
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GOLD CORPORATION

By: /s/ William Whittle

William Whittle, President,

President, Chief Executive Officer and Chief Financial Officer

(Principal Executive, Financial and Accounting Officer)

Date: February 23, 2006.