Form 10QSB
period 2005-10-31
GENERAL GOLD CORP
filed 2006-03-08
CIK 1076478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

N/A
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

33,568,000 shares of common stock, par value $0.001, issued and outstanding as of February 27, 2006

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

We have prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Securities and Exchange Commission rules and regulations. In our opinion, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of October 31, 2005, and its results of operations for the three month periods ended October 31, 2005 and 2004 and its cash flows for the three month periods ended October 31, 2005 and 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-KSB.

General Gold Corporation

(An Exploration Stage Company)

October 31, 2005

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

General Gold Corporation

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	October 31, 2005 $	April 30, 2005 $
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	22,644	202,322
Accounts receivable	11,790	–
Prepaid expenses	12,500	–
Due from related party (Note 5(a))	-	2,326

Total Current Assets	46,934	204,648

Property and Equipment (Note 4)	2,808	–

Total Assets	49,742	204,648

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	4,458	37,868
Accrued liabilities	15,702	19,454
Due to related party (Note 5(b))	1,457	1,200

Total Liabilities	21,617	58,522

Commitments and Contingencies (Notes 1 and 7)

Stockholders’ Equity

Common Stock: 100,000,000 shares authorized with a par value of $0.001; 33,568,000 and 28,504,000 shares issued and outstanding, respectively	33,568	28,504

Additional Paid-in Capital	410,907	408,373

Common Stock Subscribed (Note 6(c))	14,000	–

Stock Subscription Receivable (Note 6(d))	–	(127,500)

Donated Capital (Note 5 (b) and (c))	45,000	45,000

Deficit Accumulated During the Exploration Stage	(475,350)	(208,251)

Total Stockholders’ Equity	28,125	146,126

Total Liabilities and Stockholders’ Equity	49,742	204,648

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated from July 17, 1998 (Date of Inception) to October 31,	For the Three Months Ended		For the Six Months Ended
		October 31,		October 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Amortization of license and write-off	2,000	–	–	–	–
Depreciation	283	156	–	283	–
Foreign currency transaction loss	454	39	533	14	714
General and administrative (Note 5)	124,242	29,420	745	69,444	1,959
Management and consulting fees	211,504	60,332	1,500	120,504	3,000
Mineral property costs (Note 7)	80,000	5,000	–	55,000	–
Professional fees	73,754	6,309	3,960	21,854	4,790

Total Expenses	492,237	101,256	6,738	267,099	10,463

Loss from operations	(492,237)	(101,256)	(6,738)	(267,099)	(10,463)

Gain on forgiveness of debt	16,887	–	–	–	–

Net Loss	(475,350)	(101,256)	(6,738)	(267,099)	(10,463)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–

Weighted Average Shares Outstanding		28,824,000	25,000,000	28,667,000	25,000,000

(The accompanying notes are an integral part of the financial statements)

General Gold Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the
	Six Months Ended
	October 31,
	2005	2004
	$	$
Operating Activities

Net loss	(267,099)	(10,463)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation	283	–
Donated overhead	–	1,500
Donated services	-	3,000
Stock issued for mineral properties	5,000	–

Change in operating assets and liabilities:

Prepaid expenses	(12,500)	–
Accounts payable and accrued liabilities	(48,952)	(3,067)

Net Cash Used in Operating Activities	(323,268)	(9,030)

Investing Activities

Purchase of property and equipment	(3,091)	–

Net Cash Used in Investing Activities	(3,091)	–

Financing Activities

Advances from related parties	2,583	9,106
Proceeds from issuance of common stock	146,681	–

Net Cash Provided by Financing Activities	134,681	9,106

Net (Decrease) Increase in Cash	(179,678)	76

Cash - Beginning of Period	202,322	–

Cash - End of Period	22,644	76

Non-Cash Investing and Financing Activities
Stock issued for mineral properties	5,000	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2005, the Company has accumulated losses of $475,350 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. There is substantial doubt regarding the Company’s ability to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

j)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

k)	Income Taxes

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

General Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
l)	Recent Accounting Pronouncements

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

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

General Gold Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
m)	Interim Financial Statements

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

On May 11, 2005, the Company entered into a one year consulting agreement, whereby the consultant will design and maintain the Company’s Website for a fee of $25,000. On May 16, 2005, the Company paid the consultant $25,000 dollars. At October 31, 2005, the Company expensed $12,500 to general and administrative and reported $12,500 as prepaid expenses.

4.	Property and Equipment
	Cost $	Accumulated Amortization $	October 31, 2005 Net Carrying Value $	April 30, 2005 Net Carrying Value $

Furniture and equipment	3,091	283	2,808	–

	3,091	283	2,808	–

5.	Related Party Transactions
a)

During the six months ended October 31, 2005, the Company incurred rent of $600 to a company with a common director. The amount is unpaid at October 31, 2005 and is non-interest bearing and unsecured with no fixed terms of repayment. During the six months ended October 31, 2004, the Company recognized $1,500 for donated overhead at $250 per month provided by the President of the Company.

b)

During the six months ended October 31, 2005, the Company incurred management fees of $12,000 by the President of the Company. The amount of $857 is unpaid at October 31, 2005 and is non-interest bearing and unsecured with no fixed terms of repayment. During the six months ended October 31, 2004, the Company recognized $3,000 at $500 per month for donated services provided by the President of the Company.

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
c)

During the six months ended October 31, 2005, the Company received cash proceeds of $14,000 for stock subscriptions for 112,000 units which were issued on December 31, 2005. Each unit consisted of one share of common stock and one-half share purchase warrant. One full warrant allows the holder to purchase one share of common stock at $0.25 per share for a period of one year.

d)	During the six months ended October 31, 2005, the Company received $124,325 from stock subscriptions receivable, net of issue costs of $3,175.
e)

During the six months ended October 31, 2005, the Company issued 64,000 units at $0.125 per unit for cash proceeds of $5,773, net of issue costs of $2,227. Each unit consisted of one share of common stock and one-half share purchase warrant. One full warrant allows the holder to purchase one share of common stock at $0.25 per share for a period of one year.

7.	Mineral Property

On November 14, 2004, the Company entered into a letter of intent with Independence Mines, LLC (“Independence”) and Gold Range, LLC (“Gold”) with respect to the purchase of an option that Gold held to the Independence mining claims in Lander County, Nevada and substantially all of the assets that Gold uses to conduct the business of Independence. On April 29, 2005, the Company entered into an agreement (the “Assignment Agreement”) which replaced the letter of intent whereby the Company purchased an assignment of lease to the Independence mining claims from Gold. The purchase price included $25,000 (paid) at the close of the Assignment Agreement, $25,000 (paid) when the definitive agreement was entered into between Gold and the Lessor and a final $25,000 (paid) within 30 days of the lease recordation date. On October 26, 2005, the Company issued 5,000,000 restricted shares of common stock to Gold. Also, in addition to other underlying NSR requirements, the Company must pay a 1% net smelter royalty fee to Gold.

8.	Subsequent Event

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

Independence Deep Target

A large body of mineralized material is clearly indicated by previous drilling in the Deep Target. It is likely that proper logging and subsequent geologic modeling has potential to result in the identification of an economic resource. All core, approximately 25000 feet, is stored on site, and the logging is in process. As part of our Phase I exploration program, a budget for this is estimated at $70,000, including limited additional sampling.

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

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $101,256 for the period ended October 31, 2005, and cumulative losses of $475,350 from inception (July 17, 1998) to October 31, 2005. As of October 31, 2005, we had working capital of $25,317 as a result of financing activities that occurred during the year. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of base and precious metals. Our properties are in the exploration stage only and are without known mineral reserves. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic mineral reserves, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our leases, as follows:

Phase I Exploration	$125,000
Phase II Exploration	250,000
General and Administrative	150,000
Working Capital	500,000
Total	$1,025,000

Liquidity and Capital Resources

As at October 31, 2005, we had $21,617 in current liabilities, and our working capital was $25,317. Our financial statements report a net loss of $101,256 for the three month period ended October 31, 2005 compared to a net loss of $6,738 for the three month period ended October 31, 2004. Our accumulated loss increased to $475,350 from inception to October 31, 2005. Our losses increased in part as a result of increase in expenses in all categories for the three month period ended October 31, 2005. We realized an overall increase in all expense categories during the three month period ended October 31, 2005 as we were actively involved in the investigation and acquisition of resource properties, as compared to the three month period ended October 31, 2005.

Our total liabilities as of October 31, 2005 were $21,617, as compared to total liabilities of $58,522 as at April 30, 2005. The decrease was primarily due to the decrease in accounts payable as a result of our recent financing activities.

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

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our Independence Mines property in Nevada. To date, execution of our business plan has largely focused on acquiring prospective mining properties. We intend to establish a going forward exploration and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding exploration activities) over the twelve months ending October 31, 2006. To the extent that equipment is required for our exploration program it will be provided by third party contractors or leased.

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

As required under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being October 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no changes in our company's internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

10.4         Share Purchase Agreement dated January 20, 2006 among General Gold Corporation, Recov Energy Corp. and the selling shareholders of General Gold Corporation (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 23, 2006).

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

Date: March 8, 2006.